Form 10-Q
period 1996-09-30
ENGINEERING ANIMATION INC
filed 1996-11-12
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                               __________________

                                    FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number  2-7670

                           ENGINEERING ANIMATION, INC.
             [EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

         DELAWARE                                      42-1323712
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

                              2321 NORTH LOOP DRIVE
                                AMES, IOWA  50010
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                             ______________________

                                  (515)296-9908
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ______________________


     INDICATE BY CHECK ( X ) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

          (1)  YES      X               NO
                    --------                 --------
          (2)  YES      X               NO
                    --------                 --------


     AS OF OCTOBER 30, 1996, THERE WERE 4,694,760 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          At September 30, 1996 and December 31, 1995                          3

          Condensed Consolidated Statements of  Income
          For the three and nine months ended September 30, 1996 and 1995      4

          Condensed Consolidated Statements of Cash Flows
          For the nine months ended September 30, 1996 and 1995                5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                    12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ENGINEERING ANIMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          September 30,  December 31,
                                                                                              1996           1995
                                                                                           (Unaudited)      (Note)
                                                                                          -------------  ------------
Assets
Current assets:
   Cash and cash equivalents                                                                 $21,770        $  491
   Accounts receivable:
      Billed                                                                                   5,458         1,057
      Unbilled                                                                                 2,606         1,289
   Prepaid expenses                                                                              501           180
                                                                                             -------        ------
            Total current assets                                                              30,335         3,017

Property and equipment, net                                                                    4,030         1,533

Other assets:
   Note receivable                                                                             1,408           750
   Software development costs, net                                                               495           453
   Other                                                                                         228           446
                                                                                             -------        ------
            Total assets                                                                     $36,496        $6,199
                                                                                             -------        ------
                                                                                             -------        ------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                          $   891        $  631
   Accrued expenses                                                                              320           112
   Accrued payroll and benefits                                                                  837           308
   Deferred revenue                                                                              347           286
   Current portion of debt and lease obligations                                                  61           345
                                                                                             -------        ------
            Total current liabilities                                                          2,456         1,682

Debt and lease obligations, long term portion                                                    956         1,880
Deferred income taxes                                                                            743           493

Stockholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized, 4,694,760 shares and 2,869,760 shares issued and outstanding at September 30, 1996
      and December 31, 1995, respectively.                                                        47            29
   Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued
      and outstanding.                                                                             -             -
   Additional paid-in capital                                                                 30,450         1,402
   Retained earnings                                                                           1,844           713
                                                                                             -------        ------
                                                                                             -------        ------
            Total stockholders' equity                                                        32,341         2,144
                                                                                             -------        ------
            Total liabilities and stockholders' equity                                       $36,496        $6,199
                                                                                             -------        ------
                                                                                             -------        ------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)

                                                -------------------------------      ------------------------------
                                                Three Months ended September 30      Nine Months ended September 30
                                                     1996             1995              1996               1995
                                                --------------    -------------      -----------        -----------
Revenues:
   Custom animation products                        $1,349            $1,293          $ 4,449             $5,054
   Interactive software products                     1,444               802            3,881              1,501
   3D software products                              2,922               388            5,022                956
                                                    ------            ------          -------             ------
Total revenues                                       5,715             2,483           13,352              7,511

Cost of revenues                                     1,812               611            4,466              1,922
                                                    ------            ------          -------             ------
Gross profit                                         3,903             1,872            8,886              5,589

Operating expenses:
   Sales and marketing                               2,192               819            4,810              2,232
   General and administrative                          569               514            1,661              1,391
   Research and development                            623               373            1,261              1,269
                                                    ------            ------          -------             ------
Total operating expenses                             3,384             1,706            7,732              4,892
                                                    ------            ------          -------             ------
Income from operations                                 519               166            1,154                697

Other income (expense):
   Interest income                                     353                 8              824                 14
   Interest expense                                    (17)              (53)             (93)              (109)
                                                    ------            ------          -------             ------
Income before income taxes                             855               121            1,885                602
Income taxes                                           334                47              754                249
                                                    ------            ------          -------             ------
Net income                                          $  521            $   74          $ 1,131             $  353
                                                    ------            ------          -------             ------
                                                    ------            ------          -------             ------
Net income per share of common stock                $ 0.10            $ 0.02          $  0.22             $ 0.10
                                                    ------            ------          -------             ------
                                                    ------            ------          -------             ------
Weighted average number of common and
   equivalent shares outstanding                     5,387             3,699            5,052              3,699
                                                    ------            ------          -------             ------
                                                    ------            ------          -------             ------

See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                           ------------------------------
                                                           Nine Months ended September 30
                                                               1996              1995
                                                           -----------        -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           $    (2,585)       $       552

INVESTING ACTIVITIES
Purchase of note receivable                                       (658)              (428)
Purchases of property and equipment                             (3,009)              (936)
Development of software                                           (182)              (181)
Other activities                                                  (145)                 -
                                                           -----------        -----------
      Net cash used by investing activities                     (3,994)            (1,545)

FINANCING ACTIVITIES
Proceeds from short-term borrowing                                 600                716
Payments on short-term borrowing                                  (600)              (350)
Proceeds from long-term debt                                         -              1,305
Payments of long-term debt                                      (1,208)              (202)
Net proceeds from issuance of common stock                      29,066                  -
                                                           -----------        -----------
      Net cash provided by financing activities                 27,858              1,469
                                                           -----------        -----------

      Net increase in cash and cash equivalents                 21,279                476

Cash and cash equivalents at beginning of period                   491                258
                                                           -----------        -----------

Cash and cash equivalents at end of period                 $    21,770        $       734
                                                           -----------        -----------
                                                           -----------        -----------


See accompanying notes.

                           ENGINEERING ANIMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Engineering Animation Europe B.V., its wholly-owned subsidiary established in June 1996.
All intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on February 28, 1996 (Registration No. 33-80705). The results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   INITIAL PUBLIC OFFERING

     In February 1996, the Company completed its initial public offering and issued 1,825,000 shares of its common stock at a price of $18.00 per share. The Company received approximately $29.1 million of cash, net of underwriting discounts and other offering costs.


3.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common equivalent shares consist of stock options (using the treasury method). Common equivalent shares are excluded from the computation if their effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock equivalents granted at exercise prices less than the initial public offering price during the twelve months immediately preceding the initial public offering have been included in the determination of shares used in the calculation of net income per share (using the treasury method and the initial public offering price) as if they were outstanding for all periods presented through the effective date of the initial public offering.

The Company repaid approximately $1,712,000 of bank debt with the proceeds of the initial public offering. The impact on earnings per share was not significant.

                           ENGINEERING ANIMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion and analysis below contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors That May Affect Future Results" as well as those discussed elsewhere in this section and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on February 28, 1996 (Registration No. 33-80705).


RESULTS OF OPERATIONS

REVENUES

The Company's total revenues are derived from sales of custom animation products, interactive software products and three dimensional ("3D") software products which was formally referred to as animation software tools. The Company recognizes revenues based upon labor and other costs incurred and progress to completion on contracts. Revenues from sales of 3D software products are recognized upon delivery of the 3D software products to the customer and satisfaction of significant related obligations, if any. Revenues from customer support are included in 3D software products revenue and represent less than 5% of total revenues. These revenues are deferred and recognized ratably over the period the customer support services are provided.

The Company's total revenues increased 130% to $5.7 million for the three months ended September 30, 1996 from $2.5 million for the three months ended September 30, 1995, and increased 78% to $13.4 million for the nine months ended September 30, 1996 from $7.5 million for the nine months ended September 30, 1995. 3D software products revenue increased 653% to $2.9 million for the three months ended September 30, 1996 from $388,000 for the three months ended September 30, 1995, and increased 425% to $5.0 million for the nine months ended September 30, 1996 from $956,000 for the nine months ended September 30, 1995, as a result of increased product sales and revenue from several new software development contracts. Interactive software product revenues increased 80% to $1.4 million for the three months ended September 30, 1996 from $802,000 for the three months ended September 30, 1995, and increased 159% to $3.9 million for the nine months ended September 30, 1996 from $1.5 million for the nine months ended September 30, 1995, primarily due to increased projects for interactive software products. Interactive software products revenue for the nine months ended September 30, 1995 included $369,000 of revenue from a three year government grant that ended June 1995. Custom animation products revenue increased 4% to $1,349,000 for the three months ended September 30, 1996 from $1,293,000 for the three months ended September 30, 1995, and decreased 12% to $4.4 million for the nine months ended September 30, 1996 from $5.1 million for the nine months ended September 30, 1995, primarily as a result of the completion in 1995 of several large projects for a major automotive manufacturer.

COST OF REVENUES

The cost of revenues includes cost of materials sold, royalties paid, certain personnel costs and related facility costs, including equipment costs. Cost of revenues increased 197% to $1.8 million for the three months ended September 30, 1996 from $611,000 for the three months ended September 30, 1995, and increased 132% to $4.5 million for the nine months ended September 30, 1996 from $1.9 million for the nine months ended September 30, 1995, primarily due to expenses associated with new 3D software products development contracts and increased development costs for interactive software projects. As a result, the Company's cost of revenues as a percentage of revenues increased to 32% for the three months ended September 30, 1996 from 25% for the three months ended September 30, 1995, and increased to 33% for the nine months ended September 30, 1996 from 26% for the nine months ended September 30, 1995.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities as well as advertising, promotional materials, mail campaigns, trade show costs and other costs. Sales and marketing expenses increased 168% to $2.2 million for the three months ended September 30, 1996 from $819,000 for the three months ended September 30, 1995, and increased 116% to $4.8 million for the nine months ended September 30, 1996 from $2.2 million for the nine months ended September 30, 1995. Sales and marketing expenses were 38% of total revenues for the three months ended September 30, 1996 compared to 33% for the three months ended September 30, 1995, and were 36% of total revenues for the nine months ended September 30, 1996 compared to 30% for the nine months ended September 30, 1995. The increase in sales and marketing expenses was primarily due to costs associated with expansion of the sales force in all three product lines, personnel increases in the marketing group, additional sales commission expenses associated with higher revenue and increased advertising costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses increased 11% to $569,000 for the three months ended September 30, 1996 from $514,000 for the three months ended September 30, 1995, and increased 19% to $1.7 million for the nine months ended September 30, 1996 from $1.4 million for the nine months ended September 30, 1995, primarily a result of increased administrative staff and related costs. General and administrative expenses were 10% of total revenues for the three months ended September 30, 1996 compared to 21% for the three months ended September 30, 1995, and were 12% of total revenues for the nine months ended September 30, 1996 compared to 19% for the nine months ended September 30, 1995. The decrease of general and administrative expenses as a percentage of revenues for the three and nine months ended September 30, 1996 was primarily a result of spreading expenses over higher revenues and refining the allocation of common costs among the departments rather than absorbing these expenses as general and administrative.

RESEARCH AND DEVELOPMENT. The Company's research and development focuses on product development and consists primarily of salaries and support personnel, related facility costs, equipment costs and outside consulting fees. Research and development expenses increased 67% to $623,000 for the three months ended September 30, 1996 from $373,000 for the three months ended September 30, 1995, and decreased 1% to $1,261,000 for the nine months ended September 30, 1996 from $1,269,000 for the nine months ended September 30, 1995. Research and development expenses were 11% of total revenues for the three months ended September 30, 1996 compared to 15% for the three months ended September 30, 1995, and were 9% of total revenues for the nine months ended September 30, 1996 compared to 17% for the nine months ended September 30, 1995. The increase in research and development expenses for the three months ended September 30, 1996 was primarily due to additional personnel and related costs required to meet the increased demand in 3D software products and interactive software products lines. The decrease in research and development expenses for the nine months ended September 30, 1996 was a net result of a $223,000 payment in the nine months ended September 30, 1995 to an outside research consultant in connection with a three year government grant which ended in June 1995 and increased allocation of staffing to funded project development activities recorded as costs of revenues in the nine months ended September 30, 1996. These decreases in expenses were partially offset by increased research and development staffing in the nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had $21.8 million in cash and cash equivalents. Net cash used by operating activities was $2.6 million for the nine months ended September 30, 1996, primarily due increases in receivables, offset by net income, depreciation, and increases in accounts payable and other accrued expenses. Accounts receivable at September 30, 1996 increased approximately $4.4 million to $5.5 million from $1.1 million at December 31, 1995. The increase in accounts receivable was due to increased order activity. The Company's accounts receivable balance will vary from quarter to quarter, depending on the number and size of client projects and on the timing of completion of the projects. Property and equipment at September 30, 1996 increased approximately $2.5 million, primarily due to $3.0 million of computer and office equipment purchased from the proceeds of the offering, net of depreciation expense.

The Company has a $1.0 million line of credit agreement with a commercial bank, which expires on May 1, 1997 and is secured by substantially all of the assets of the Company. As of September 30, 1996, the Company had no outstanding borrowings against this line of credit.

At September 30, 1996, the Company had $1.0 million of notes payable and capital lease principal payable. The Company used a portion of the net proceeds of the offering to repay approximately $1,112,000 of long-term bank debt and $600,000 of short-term bank borrowings.

The Company believes its current cash balances, its available credit under the existing bank line and the cash flow generated from operations, if any, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has experienced and expects to continue to experience fluctuations in its quarterly results. The Company's revenues are affected by a number of factors, including the timing of the introduction of new interactive software products and 3D software products by the Company and its competitors, seasonality of certain customer purchases of interactive software products, product mix, general economic conditions and the Company's ability to obtain agreements from publishers and distributors to market the Company's interactive software products. The Company's operating results also will vary significantly depending on changes in pricing, changes in customer budgets and the volume and timing of orders received during the quarter, which are difficult to forecast. Interactive software products may experience some effect of seasonality created by the academic school year. As a result of the foregoing and other factors, the Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenue and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Index to Exhibits

          (b)  Reports on Form 8-K.

               No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 1996                  ENGINEERING ANIMATION, INC.
      ------------------------          (Registrant)


                                        By: /s/ Michael K. Jewell
                                            -----------------------------------
                                            Michael K. Jewell
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                                    Sequentially
                                                                      Numbered
Exhibit   Description                                                   Page
-------   -----------                                               ------------

27.       Financial Data Schedule