Form 10-K
period 1996-12-31
ENGINEERING ANIMATION INC
filed 1997-03-31
CIK 1005270

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 2-7670

                          ENGINEERING ANIMATION, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                           42-1323712
      (State or Other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)           Identification No.)

                    2321 North Loop Drive, Ames, Iowa 50010
             (Address of principal executive offices and zip code)

                                 (515) 296-9908
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                --------------
                    Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X               No
                            -----                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997 was approximately $52,869,000. The number of outstanding shares of Registrant's Common Stock as of that date was 4,701,205.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the annual stockholders' meeting to be held on April 30, 1997 are incorporated by reference into Part III.
________________________________________________________________________________

                                    PART I

Item 1.  Business

     EAI specializes in developing and applying 3D visualization technology and products that address the productivity, communication, education and entertainment needs of its clients. The Company utilizes its core technical competencies in high speed real time graphics, CAD/CAE/CAM interfaces, distributed databases and Internet/intranet communications to provide solutions in three interrelated product lines: 3D visualization software, interactive software and custom animation. The Company uses its proprietary 3D visualization technology and extensive library of computer generated animation assets to develop products that allow customers to reduce time to market, lower product development costs and obtain realistic, high quality 3D animation at a reasonable price within a short time frame.

     The Company offers three product lines that benefit from and build upon each other:

     3D visualization software products. EAI develops, produces and sells a suite of 3D visualization software products, referred to as VisProducts, that enable users to perform sophisticated product visualization, digital prototyping and engineering design and analysis tasks. EAI's multi-platform products interface seamlessly with most popular CAD/CAE/CAM environments, operate on all major workstation platforms and allow access of visualizations with personal computers, thereby allowing customers to VisProducts with their existing hardware. When deployed on an enterprise-wide basis, the Company's VisProducts enable the creation of a collaborative visual environment that allows functional groups throughout the organization including manufacturing, purchasing, marketing, sales and support to more easily visualize products, see the effects of changes and communicate in real time. This collaborative approach can help reduce the total time it takes for products to move from initial concept through final manufacturing, by identifying problems early in the design cycle.

     Interactive software products. EAI develops and produces 3D interactive software products for distribution and marketing partners in both academic and consumer markets. From its success in products for the medical education market, EAI has expanded its line of interactive software products to include products for the broader educational and consumer markets. EAI under contracts with Time Warner Inc. ("Time Warner"), The Times Mirror Company ("Times Mirror"), International Business Machines Corporation ("IBM"), BMG Interactive, Elsevier Science Inc., a subsidiary of Reed Elsevier Inc. ("Elsevier Science"), Hoechst Marion Roussel North America, Houghton Mifflin Company, Smithsonian Institution Inc., MacMillan/McGraw-Hill School Publishing Company ("MacMillan/McGraw-Hill"), Williams & Wilkins Book Publishing, a subsidiary of MacMillian/McGraw-Hill ("Williams & Wilkins") and William C. Brown Publishers.

     Custom animation products. The Company develops, produces and sells custom 3D computer-generated animated movies on videotape, videodisc and CD-ROM to the biomedical, corporate communications, litigation and entertainment markets. The Company's custom animation products are used to educate students, medical professionals and trial juries about complex issues. In addition, the Company has recently created custom animations and special effects for use in entertainment projects for such producers as The Discovery Channel and the National Geographic Society ("National Geographic"). In 1996, EAI produced more than 4,000 minutes of 3D animation in over 150 projects for customers.


Industry Trends

     Three-dimensional visualization technology and computer-generated 3D animation are changing the way information is conveyed, shared and manipulated. In the fields of engineering, manufacturing, interactive multimedia, education, industrial design, corporate communications and entertainment, 3D visualization and animation have become increasingly popular for various reasons:

     Natural preference for 3D visualization. Approximately 50% of the human brain is devoted to the analysis of information conveyed visually. The highly realistic and dynamic nature of 3D visualization enables powerful communication by activating the visually intensive cognitive processes of the brain and simultaneously permits versatility through interactive communication. Visualization needs have traditionally been met with a variety of 2D representations, physical 3D models and computer-generated 3D wire frame visualizations. Industry and business are now demanding more detailed and complete 3D animations that can be manipulated in real time by the viewer.

     Proliferation of computing capabilities. The increasing power and improving performance of microprocessors in both workstations and personal computers have facilitated the increased use of computers and computer generated 3D animation. In 1995, an estimated 20.9 million multimedia personal computers were shipped worldwide, a significant increase from an estimated 10.3 million units in 1994. Multimedia personal computers are expected to increase approximately 17% per annum to 47 million units by year 2000. Furthermore, the worldwide installed base of workstations increased by 18% from 1995 to an estimated 1.5 million units in 1996. Worldwide mechanical CAD/CAE/CAM software sales were approximately $2.6 billion in 1995 and the market is expected to increase at a compound annual growth rate of 15%. Concurrently, this growth has lead to an increase in demand for more advanced and higher quality software products.

     Affordable and high quality animations. Continuing technological advances in both hardware and software have enabled animation producers to create high quality animations within a shorter period of time, resulting in much lower costs than in the past. The markets for 3D animation products are expanding as high-quality animation is becoming more affordable. For example, companies engaged in the design and manufacture of products are beginning to demand the capability to access high quality dynamic digital images of products throughout all areas of the enterprise, including product development, manufacturing, support and sales and marketing.

     Growth in Internet/Intranet Usage. Use of the Internet and corporate intranets has increasingly become dominated by a broad range of commercial organizations and individuals who utilize these platforms to communicate electronically, to distribute and retrieve information and to conduct commerce. According to published estimates, the number of Internet/intranet users will be approximately 200 million by the end of 1999, compared to approximately 56 million by the end of 1995. The rapid commercialization of the Internet and corporate intranets has resulted in a commensurate rise in the availability and development of software for these platforms.


3D Visualization Software Products

     Manufacturers' need to accelerate time to market. Businesses that develop, manufacture and market products are competing globally on cost, time to market, quality, service, innovation and flexibility. Competitive pressures have forced companies to seek technological solutions to accelerate product development, from the first stage of conceptual design through manufacturing of the final product. Meanwhile, mechanical products have become more complex, and the design of those products has become more difficult. In response to the need to accelerate time to market, manufacturing companies increasingly rely on computerization in the design process, including: computer-aided design (''CAD''), computer-aided engineering (''CAE'') and computer-aided manufacturing (''CAM''). Design teams, however, continue to make extensive use of expensive and time-consuming physical prototypes to represent designs interpreted from CAD schematics. Physical prototypes are beginning to be replaced by 2D and 3D images generated by 3D visualization and digital prototyping products.

     The majority of these products fail to bring design teams together because the products are slow in translating data into images, and they render images of insufficient quality. These limitations increase design time and inhibit design teams from working concurrently to develop and revise product designs. Therefore, the Company believes that there is strong demand in the design and engineering market for visualization software that can allow an enterprise-wide team-based approach in the design process, combining resources from engineering, manufacturing, sales and support. This requires software that can effectively interface with existing CAD/CAE/CAM software to quickly generate highly detailed, accurate 3D images and facilitate real-time collaboration across multiple departments.


Interactive Software Products and Custom Animation Products

     Growing opportunity for providers of multimedia and 3D software products. The increase in the installed base of multimedia personal computers has created an attractive opportunity for software producers. Consumers are increasing their use of the Internet and other on-line services and of interactive software products and animated software for reference, educational and entertainment purposes and to manage personal and business affairs. As a result of this increase in use, worldwide multimedia software revenues rose to an $6 billion units in 1995, with CD-ROMs representing approximately 21% of revenues.

     Growth in educational software. Educational software is transforming the way children and adults learn, providing curriculum-based programs used for skill building as well as products that increase other capabilities, such as imagination, innovation and creativity. Educational and edutainment software for multimedia personal computers is expected to be the fastest growing category of interactive software. In addition, educational publishers are increasingly enhancing traditional printed textbooks by packaging them with interactive software as a means of increasing sales.

     Increasing Reliance on Content Providers. The highly competitive nature of the multimedia software publishing industry is forcing publishers to increase the amount of 3D content in their products. Publishers typically do not possess the design skills, 3D animation tools or library of computerized animation assets to produce high quality 3D content. As a result, publishers are increasingly relying on third party developers to provide this content for their multimedia software products. While the publishers retain the overall distribution rights to the multimedia software products, the content provider is generally hired to produce the content for a fixed fee and then receives a royalty on sales of the product. This allows the content provider to share in the success of the product, while limiting the downside risk.

     Demand for better animation and increased visualization. Customers are continually seeking better custom animation and interactive software products to enhance visualization and expand understanding of subject materials. Customers, especially in academic and legal fields, are increasingly depending on enhanced visual media for more detail and interactivity to communicate information. While other animation and interactive software producers offer visualization, the Company believes that most 3D animation and interactive software products offered by competitors require lengthy production schedules and do not contain a significant amount of high quality 3D animation.


Solutions

     EAI develops, produces and sells 3D animation products that address visualization, animation and graphic needs of its customers in commercial markets. The Company utilizes its core competencies in high speed real time graphics, distributed databases and Internet/intranet communication to provide solutions in the 3D visualization software, interactive software and custom animation markets. The Company has developed and enhanced its proprietary 3D visualization software, built an extensive library of 3D animation assets and strengthened its core team of software development engineers, thereby enabling it to generate realistic, high quality 3D animations at a reasonable price within a short time frame.


3D Visualization Software Products

     EAI offers a broad range of 3D visualization software products that enable users to perform sophisticated design and analysis tasks. Using the Company's digital prototyping and animation products, users can visualize, analyze and manipulate highly realistic, extremely complex computer-generated models. The Company's VisProducts suite includes applications supporting digital prototyping (VisFly and VisMockUp), animation (VisLab) and collaborative communication of visualizations (NetFly). When integrated to create a collaborative visual environment, the Company's products enable design teams to identify design problems early in the product development process, thereby significantly shortening time to market and reducing manufacturing costs. EAI's software relies on unique rendering algorithms that maximize the use of computer hardware. The Company's software products interface seamlessly with most popular CAD/CAE/CAM software, operate on all major brands of engineering workstations and provide the ability to access visualizations with personal computers.


Interactive Software and Custom Animation Products

     EAI produces highly realistic 3D animation for use in interactive software products for academic and consumer markets and animated movies for business. The Company's interactive software and custom animation products provide ready access and ease of use while simultaneously increasing the speed, quality, detail and accuracy of 3D animations. One key attribute of the Company's solution is EAI's reliance on its proprietary animation software products to improve the speed and capability of its custom animation and interactive software products. For example, the Company's VisLab animation software tool is used in the production of interactive software and custom animation products, enabling cost effective and fast production and can be enhanced by the Company to facilitate the design of these complex products. In addition, the Company currently has over 400 gigabytes of animation assets stored in digital format and a library of videodiscs containing over 5,400 minutes of EAI-produced animation, which provides a ready source of content for producing interactive software products and animated movies for business. Finally, the Company's databases include the musculoskeletal portion of the EAI Virtual Human project and data from the National Library of Medicine Visible Human project, as well as other content created for the Company's custom animation projects. These attributes permit the Company to offer custom animation products and interactive software products on a fixed price basis, a key competitive advantage.


Strategy

     The Company's objective is to be the leader in 3D visualization and animation. Key elements of the Company's strategy include the following:

     Increase penetration of the market for 3D visualization and digital prototyping products. EAI plans to continue to enhance its suite of 3D visualization software products to provide clients with a complete collaborative visual environment. In addition, the Company continues its efforts to offer 3D visualization software that is compatible with not only all major CAD/CAE/CAM software, but that can also operate on all major CAD/CAE/CAM workstations and access visualizations with personal computers used in areas beyond design and engineering, such as manufacturing, sales and support. EAI plans to increase its market penetration as it focuses on establishing site license relationships with major manufacturers that are already using individual copies of the Company's 3D visualization software products. The Company is also working to establish site license relationships with additional major manufacturers and suppliers in the automotive, aerospace, heavy equipment and other industries that are not current users of its products.

     Exploit technological assets. The Company's three product lines benefit from and build upon each other. The Company's VisProducts are used in the production of EAI's custom animation and interactive software products and is sold to companies that need to create 3D animations from CAD models. For example, VisLab can be enhanced or modified by the Company to accommodate the design of complex custom animations or interactive software products. Such enhancements or modifications may be added to the commercial version of VisLab as new features or improvements. In turn, because VisLab and other EAI products are used continuously by EAI employees, the Company does not have to rely on external beta testing for its animation software products and is able to distribute well-tested products to its customers. EAI intends to exploit these synergies as the Company develops new products and moves into new markets.

     Expand and leverage proprietary assets. EAI intends to continue to build its proprietary databases of 3D data to deliver high quality animations at a reasonable price within a short time frame. As the Company's proprietary library of animation assets continues to grow, EAI intends to increasingly use these resources in the production of new custom animation and interactive software products. By utilizing its existing databases and reusing its animation assets, the Company can reduce the time and cost required to complete projects.

     Build International Presence. The Company believes that there are significant opportunities to expand its business in Europe and Asia, particularly with respect to sales of 3D visualization software. EAI intends to continue to develop a larger sales and marketing presence in Europe and Asia through the establishment of additional sales offices and recruitment of additional distributors. In addition, the Company intends to expand its international presence by leveraging its existing relationships with the domestic units of multinational corporations to develop sales to their European and Asian business units.

     Leverage strategic relationships. EAI intends to maintain and expand its strategic relationships, as well as cultivate new ones, in order to expand the distribution of the Company's products. The Company has relationships with Hewlett-Packard Company ("Hewlett-Packard") and Structural Dynamics Research Corp. ("SDRC"), relating to the development and marketing of EAI's 3D visualization software products. In addition, EAI has developed products for Times Mirror, Time Warner, IBM Consumer Division, Elsevier Science and Williams & Wilkins .These relationships provide the Company with development funding and marketing and distribution. By leveraging such strategic relationships, the Company believes that it can enhance its ability to develop new products and expand its potential markets.

     Pursue additional opportunities to market interactive software products. EAI plans to continue to capitalize on its core 3D visualization, interactive and Internet technologies and its library of animation assets to provide high quality 3D interactive software products to the educational and consumer markets as well as new markets such as games, entertainment and engineering. For instance, the Company has leveraged its expertise in human anatomy to develop a number of interactive software products for the medical and academic markets. The Company intends to continue to pursue new opportunities for interactive software products by developing content for use in software products published and distributed by third parties.

     Employ a highly educated staff from multiple disciplines. EAI employs highly educated professionals, including 26 who hold doctoral degrees and an additional 51 who hold master's degrees. The Company differentiates its products through scientifically precise and detailed visualization created by artists and in-house science, engineering and medical professionals.


3D Visualization Software Products

     EAI offers a broad range of 3D visualization software products that enable users to perform sophisticated design and analysis tasks. The Company's VisProducts suite includes applications supporting digital prototyping (VisFly and VisMockUp), animation (VisLab) and collaborative communication of visualizations (NetFly). Using the Company's digital prototyping and animation products, users can visualize, analyze and manipulate highly realistic, extremely complex computer-generated models. EAI's visualization products operate within CAD/CAE/CAM environments and include seamless interfaces to I-DEAS Master Series, Pro/Engineer, Unigraphics, CATIA and SolidDesigner software and on a wide variety of hardware platforms such as Hewlett-Packard, Silicon Graphics, Inc. ("SGI"), Sun Microsystems and IBM. The Company is continually upgrading and developing newer and more advanced versions of its 3D visualization software products.

     The Company's 3D visualization software products permit the creation of a collaborative visual environment, which enables design teams to identify design problems early in the product development process, thereby significantly shortening time-to-market and reducing manufacturing costs. Ford Motor Company ("Ford") selected EAI's VisProducts suite as a key component of Ford's global drive to reduce time to market and increase quality. Other customers of EAI's 3D visualization software products include Ford, 3M, Abbott Laboratories, AlliedSignal Inc., The Boeing Company, Case Corporation, Caterpillar Inc., General Dynamics Corporation, Honda Motor Co., Ltd, ITT Automotive, Inc., Johnson & Johnson, Lockheed Martin Corporation, Mascotech, Inc., Motorola, Inc., Sandia

National Labs, Sony Corporation, Toshiba Corporation, Toyota Motor Corporation and Westinghouse Electric Corporation.

     The Company's VisProducts include the following:

     VisMockUp is a powerful new digital prototyping software product that combines 3D visualization technology with a number of tools designed to analyze an entire assembly, including: interference and collision detection, proximity and attribute filtering and measurement tools. By enabling users to identify and eliminate design flaws early in the development cycle, VisMockUp significantly reduces the costs of product development. VisMockUp includes In addition, VisMockUp provides users with a range of collaboration tools that take benefit from corporate intranets.

     VisFly is a high performance engineering visualization tool that allows interactive real time viewing of complex CAD/CAE/CAM designs in real time and lets them visually "fly though" large models to view assemblies and components in detail. VisFly was chosen by Industry Week Magazine as one of 25 products to receive its 1996 Technology and Innovation Award.

     NetFly is an intranet connection that takes the advantages of VisFly and makes the process accessible to entire design teams. NetFly's ability to interact with corporate intranets, product data management and database systems can shorten design cycles and reduce costs while also increasing the overall quality of the final design. Using NetFly, engineers can interact with VisFly models across a corporate intranet and communicate about specific design issues, enhancing the concurrent engineering process. NetFly also allows non-VisFly users to participate directly in the design review process regardless of the computer platform they use.

     VisLab uses proprietary advanced rendering technology to produce 3D animations from CAD/CAE/CAM models at unprecedented speeds. VisLab integrates CAD/CAE/CAM, kinematics and analysis data within a single visual environment. Using unique hardware based rendering, users can transform complex, technical information into accurate, clear, visually accessible computer animations in a matter of minutes or hours, saving valuable time. These animations are used in design reviews, product training and concept presentations.

The following table describes the Company's 3D visualization software products:


VisProducts                  Primary Market           Product Description
-----------                  --------------           -------------------
VisMockUp                    Engineering design and   Enterprise-wide product
                             analysis                 visualization and digital
                                                      prototyping to enhance
                                                      concurrent engineering

VisFly                       Engineering design and   Provides the capability
                             analysis                 of real time
                                                      visualization or ''fly
                                                      through'' of complex
                                                      CAD/CAE/CAM designs to
                                                      shorten the design cycle
                                                      process.

NetFly                       Engineering design and   Enables VisFly to operate
                             analysis                 across corporate
                                                      intranets and manage
                                                      product design data.

VisLab                       Engineering design,      Allows fast and easy
                             analysis and animation   animation of 3D
                                                      CAD/CAE/CAM designs.

VisModel                     Engineering design       Permits viewing and
                                                      editing of 3D polygonal
                                                      models.

Particle Lab Module          Engineering animation    Allows animation and
                                                      simulation of rain, snow,
                                                      fire, smoke, explosions,
                                                      fluid flow, star galaxies
                                                      and other natural
                                                      phenomena.

FEA Visualizer Module        Engineering design and   Visualization of results
                             analysis                 from third party analysis
                                                      packages.

Seamless I-DEAS Master       Engineering design and   Provides a fast and easy
 Series Interface Module     analysis                 transfer of SDRC I-DEAS
                                                      Master Series to VisLab
                                                      and VisFly.


Seamless Pro/ENGINEER        Engineering design and   Provides a fast and easy
 Interface Module            analysis                 transfer of Parametric
                                                      Technology Corporation's
                                                      Pro/ENGINEER to VisLab
                                                      and VisFly.


Seamless Unigraphics         Engineering design and   Provides a fast and easy
 Interface                   analysis                 transfer of Electronic
                                                      Data Systems
                                                      Corporation's Unigraphics
                                                      to VisLab and VisFly.

Seamless CATIA Interface     Engineering design and   Provides a fast and easy
                             analysis                 transfer of Dassault
                                                      Systemes of America
                                                      Corp.'s CATIA to VisLab
                                                      and VisFly.

RenderMan Interface          Engineering animation    Provides interface to
 Module                                               Pixar's RenderMan product
                                                      to create photorealistic
                                                      images of CAD/CAE/CAM
                                                      models.

     The Company sells upgrades to each of its products as they become available and provides service support to customers when assistance is required. The Company has found that its rigorous testing and continual use of its VisProducts in its own facilities enables it to distribute well-tested products to its customers.

     From time to time, the Company sells hardware equipment along with its 3D visualization software products as an accommodation to its customers. To date, these sales of hardware equipment have not been material.


Interactive Software Products

     The Company develops high quality 3D interactive software products that exploit the visualization capabilities of multimedia personal computers. The Company delivers its interactive software products on CD-ROMs for use on the PC or Macintosh (''Mac''), through the Internet and through other media and in other formats for use on any multimedia system. These interactive software products combine 3D technology, Internet communication, text, animated color graphic images, music and digitized speech into educational and information based programs. Due to high production costs, interactive CD-ROM software products traditionally have provided only limited 3D animations. By utilizing the Company's proprietary technology, databases of anatomical and engineering data and library of animation assets, EAI can reduce the time and cost required to produce interactive software products containing extensive 3D animations.

     In addition, the application of EAI's proprietary visualization software, including 3D Viewer, allows 3D animations generated on high powered workstations to be viewed and manipulated on the PC and Mac. Using 3D Viewer, a user can quickly view dynamic 3D objects from any angle, zoom in and out and cycle through different layers of an object. This software also allows the user to view detailed labeling of objects from any perspective, which is crucial for the development of educational projects.

     The following table identifies interactive software products in distribution and selected products under development:


EAI Product                  Primary Market               Concept                           Project Status  Publisher
-----------                  --------------               -------                           --------------  ---------
The Magic 3D Coloring Book   Children's creativity        Crayola crayons used to "color"   Distribution    IBM Multimedia
                             market                       line drawings and create 3D
                                                          images

The Dynamic Human            Anatomy & physiology         Illustration of difficult         Distribution    William C. Brown
                             undergraduate                concepts in function and                          Publishers
                             education                    motion of human body

The Dissectable Human        Higher education             Reconstruction of entire human    Distribution    Mosby-Year Book, Inc.
                                                          body and each major system

CardioViewer 3D              Higher education             Detailed visualization of         Distribution    Mosby-Year Book, Inc.
                                                          the human heart

Pompeii Website              Elementary and secondary     Interactive field trip through    Distribution    Harcourt Brace & Company
                             education                    ancient city of Pompeii

Animation in the Courtroom   Legal                        Interactive resource material     Distribution    American Bar Association
                                                          for legal education

Encyclopedia of              Higher education             Anatomy                           Development     Elsevier Science
 Neuroscience

The Human Brain Atlas        Higher education             Detailed visualization of the     Development     Elsevier Science
                                                          human brain


The Dynamic Human II         Anatomy & physiology         Upgrade of The Dynamic Human      Development     William C. Brown
                             undergraduate                                                                  Publishers
                             education

Electrocardiography          Medical education            Interactive instruction on use    Development     Williams & Wilkins
                                                          of electrocardiography

Eclipse                      Multiplayer Internet game    Outer space action                Development     Sirtech Software Inc.

3D Golf                      Multiplayer Internet game    Interactive 3D golf game          Development     BMG Interactive
                             and console game

Custom Animation Products

     EAI develops, produces and sells custom 3D computer generated animations offering customers high quality 3D graphics and rapid turnaround within fixed customer budgets. Utilizing the Company's proprietary animation technology, EAI is able to produce highly detailed, realistic 3D animation that follow the laws of physics. The Company's proprietary anatomical and engineering databases and staff of highly skilled professionals with advanced degrees in science, medicine and the fine arts enable EAI to produce detailed and scientifically accurate animations. The Company is able to reduce the time and, therefore, the cost required to create computer generated animations through the use of its proprietary rendering technology, which is considerably faster than competing technology, and through the reuse of animation assets from its vast library. EAI's custom animation products are delivered on videotape, videodisc and CD-ROM and in digital computer file form, depending on customer requirements. Because the Company has the ability to deliver these products in a variety of formats, customers are not limited to any specific platform.

     In 1996, the Company produced more than 4,000 minutes of computer animated movies in over 150 projects for clients in a wide range of markets, including biomedical, corporate communications, litigation and entertainment markets. EAI's animations typically range from $25,000 to $350,000 in price and from three to 30 minutes in length. Customers of EAI's custom animation products have included 3M, Abbott Laboratories, Conoco Inc., Deere & Company, Glaxo Wellcome PLC, Merck & Co., Inc., The Discovery Channel, National Geographic and most of the major automotive manufacturers, including General Motors Corporation, Ford, Chrysler Corporation, Toyota Motor Corporation, Mitsubishi Corporation, Nissan Motor Corporation, Ltd., Isuzu Motors Limited, Subaru of America, Inc., Volkswagen AG, Suzuki Motor Corporation and Freightliner Corp.

     The Company has recently supplied custom animations for two television productions. In February 1997, The Discovery Channel's Eco Challenge cable television special made use of the Company's custom animations to illustrate the challenges posed to competitors in the Eco Challenge by the environment of the Pacific Northwest. In March 1997, the National Broadcasting Co., Inc. ("NBC") aired a National Geographic television special on asteroids, entitled "Asteroids, Deadly Impact," that used EAI custom animations to depict the results of an asteroid impact on the Earth.


Marketing and Distribution

     EAI's marketing and distribution strategy varies among its three product lines. The Company currently markets and sells its 3D visualization software products through a direct sales force in North America and through a distributor in Europe and Japan. The Company also relies on certain original equipment manufacturers (''OEMs'') and CAD/CAE/CAM software providers to supplement the direct sales process. For marketing and distributing interactive software products, the Company develops relationships with leading publishers who have established marketing and distribution systems. Custom animation products are sold through a direct sales force that has specific functional expertise in the biomedical, corporate communications, litigation and entertainment markets.


3D Visualization Software Products

     EAI sells its 3D visualization software products through a variety of channels including OEMs, distributors and direct sales representatives. For instance, the Company has a relationship with Hewlett-Packard under which EAI has developed software programs for Hewlett-Packard computers and participated in joint marketing programs with Hewlett-Packard. In addition, EAI entered into an agreement with SDRC in December 1995 pursuant to which SDRC will work with EAI to market EAI's products and will pay EAI royalties for VisProducts that SDRC sells.

     EAI employs sales and marketing professionals who directly sell its visualization software products to end users in the United States and Europe and utilizes distributors in the United States, Europe and Asia. The Company intends to increase its investment in the expansion of its sales and marketing operations in Europe and Asia. EAI currently maintains a sales office in the Netherlands and intends to open additional sales offices in Europe and Asia over the next two years. In addition, the Company intends to increase its presence in Asia by pursuing additional distributors for its products. While the Company believes that there is considerable opportunity to sell its 3D visualization software products in Europe and Asia, there can be no assurance that the additional investment in sale and marketing in Europe and Asia will lead to increased sales or that any such sales will be profitable to the Company. See "Risk Factors - Management of Growth."

     Customers purchasing the Company's visualization software products have the option of contracting with EAI for product maintenance and support. Approximately 90% of the Company's software customers select this service. The Company's visualization software products are sold pursuant to per workstation license agreements or site license agreements.


Interactive Software Products

     EAI relies on certain publishers with established marketing and distribution channels to market and distribute its interactive software products. Typically, the Company utilizes its core competencies in 3D visualization and its proprietary animation assets to develop proposals for new interactive software products. These products are then marketed to publishers. If a publisher agrees to publish a proposed product, the publisher typically pays the Company a development fee to produce a marketable product. Following the publication of the product, the Company typically receives a royalty based on a percentage of the publisher's sales of the product. Examples of this arrangement have been the Dynamic Human, which was published and distributed by Times Mirror, and The Magic 3D Coloring Book, which was published and distributed by the Consumer Division of IBM.

     The Company also markets interactive software products to numerous commercial customers for use in training, development or promotional activities. Marketing and sales in this market largely parallel the marketing and sales strategy employed with respect to the Company's custom animation products. For instance the Company has developed interactive training software for Sikorsky Aircraft, Abbott Laboratories and Hoechst Marion Roussel North America.


Custom Animation Products

     The Company's custom animation product sales and marketing efforts primarily focus on marketing directly to customers that desire animation as a communication tool. The Company advertises in selected legal publications and participates in national and regional trade shows. EAI sales and marketing staff frequently give lectures to selected trade groups that include medical professionals, attorneys, insurance executives and insurance claims adjusters.

     In response to qualified customer inquiries, EAI prepares, at no cost to the customer, a written proposal including price, completion date and a detailed itemization of the features to be included in the animation. The majority of the Company's custom animation products are sold on a fixed-price basis, although, when requested, the Company will charge on an hourly basis. The completed product is typically delivered to the customer on videotape, videodisc or CD-ROM.


Competition

3D Visualization Software Products

     Although the Company has yet to face significant direct competition in those markets in which the Company offers its 3D visualization software products, large computer companies or companies competing in the CAD/CAE/CAM markets could offer products with the same or similar functionality as offered by VisMockUp and the Company's other 3D visualization software products. Such companies, some of which have substantially greater financial and other resources than EAI, include IBM, Parametric Technology Corporation, SDRC, Dassault Systemes of America Corp., Division Inc., SGI and Autodesk, Inc. The Company believes that the main competitive factors for 3D visualization software products are high speed, real-time graphics capabilities, multiple CAD/CAE/CAM interfaces and platform independence, distributed database capability and Internet/intranet communication. Although the Company believes it has a technological advantage over potential competitors in these markets, maintaining its advantage will require continuing investment by the Company in research and development and sales and marketing.

     While the Company believes that many publishers of computer graphics imaging and animation software target the entertainment market, these firms could shift their efforts to the commercial markets in which EAI's visualization software products compete. These entertainment oriented software publishers, some of which have substantially greater financial, technical, marketing and other resources than EAI, include Microsoft Corporation ("Microsoft"), SGI and Pixar. Other large companies expected to introduce visualization software products include Autodesk, Inc. and Macromedia Inc. In addition, as personal computer microprocessors become more powerful, software suppliers may also be able to introduce products for personal computers that could be competitive with the Company's visualization software products in terms of price and performance.


Interactive Software Products

     The interactive software publishing industry is intensely competitive. The Company's sales to academic and consumer markets may be adversely affected by the increasing number of competitive products. The Company believes that the main competitive factors for this product are content and animation quality, production speed, distribution capabilities and price. EAI's highly educated staff and its proprietary databases enable the Company to produce interactive software products with high quality content. The Company's proprietary animation technology and library of animation assets allow the Company to quickly produce a product containing 3D animations. By marketing its products through strategic partners who are leaders in the publishing field, the Company is able to leverage established distribution networks.

     EAI's interactive software products compete directly against educational software products on anatomy, health and medical topics and, to a lesser extent, against traditional print textbooks on anatomy and medicine. EAI's competitors in this area include a large number of companies, some of which have substantially greater financial, technical, marketing and other resources than EAI, such as Broderbund Software, Inc., SoftKey International, Digital Domain Inc., CUC International and Acclaim Entertainment, Inc. Moreover, large corporations, such as The Walt Disney Company ("Disney") and Microsoft, which have substantial bases of intellectual property content and substantial financial resources, have entered or announced their intention to enter the market for consumer software. EAI's interactive software products in the game area will also compete with products offered by other producers of computer games.


Custom Animation Products

     EAI sells its custom animation products to a variety of markets, including biomedical, corporate communications, litigation and entertainment markets. The Company believes that the main competitive factors in these markets are quality, time to market, and price. Within the litigation market, the Company competes not only against small, regional companies that focus on providing animations for litigation markets, but also against companies that produce these animations as a complement to their primary businesses of engineering consulting, communications consulting or studio film production. While the Company has not faced competition to date in the biomedical market for custom animations, there can be no assurance that the Company will not face such competition in the future. The Company believes that it is the only firm that currently can provide the necessary technology and resources to produce high quality 3D biomedical animations at a reasonable price. In addition, EAI competes with providers of more traditional communications media.

     EAI believes that special effects firms, which typically target the entertainment and advertising markets, could refocus their efforts on the commercial and professional markets in which EAI's custom animation products compete. These special effects firms, some of which have substantially greater financial, technical, marketing and other resources than EAI, include Pixar, Dreamworks SKG, Industrial Light & Magic and Digital Domain Inc. The Company believes, however, that it has significant cost and speed advantages relative to these entertainment oriented firms.


Proprietary Rights

     Since its inception in 1988, EAI has amassed a significant proprietary base of 3D visualization technology. The Company's proprietary technology includes EAI's library of animation assets, its engineering and biomedical databases and its proprietary hardware rendering algorithms. For example, the Company's Virtual Human database contains significant, anatomically correct 3D material on the male and female bodies. As the number of custom animation products and interactive software products completed by the Company increases, the library of animation assets and the databases will continue to grow.

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure and non-competition agreements and other methods to protect its proprietary rights. The Company has not filed any patent applications with respect to its proprietary technology and instead relies primarily on trade secret protection. However, the Company may seek patent protection on certain technology in the future, if it deems such protection appropriate. In addition, the Company has obtained an exclusive license of certain proprietary, non-patented visualization technology from Iowa State University Research Foundation (''ISURF'').

     EAI has sought registered trademark protection for the Company's intellectual property, where appropriate. The Company has received registrations with respect to several of its trademarks and is in the process of registering several other trademarks. The Company believes that registered and common law trademarks and common law copyrights are important but are less significant to the Company's success than factors such as the knowledge, ability and experience of the Company's personnel, research and development, brand name recognition and product loyalty.

     EAI protects its proprietary technology through security practices. Generally, employees must sign a confidentiality agreement, a non-competition agreement and an agreement that grants the Company ownership of all inventions. As an additional protective measure, only a limited number of development personnel have access to the source code for the Company's software and this access is strictly monitored. The Company's 3D visualization software products are sold pursuant to licensing agreements that permit their use by a customer on only one machine at a time and contain a built-in protective device that effectively prevents copying and use on other machines.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. Data developed with funds from government grants are owned by the Company, however, the government retains the right to use such data for its own purposes without payment of any fees to the Company. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation.

Employees

     At March 25, 1997, the Company employed 244 people on a full-time basis, 83 people on a part-time basis and 12 interns and employees in cooperative educational programs. Of the Company's full-time employees, 193 hold college degrees, including 26 who hold doctoral degrees and an additional 51 who hold master's degrees. The Company believes that its relations with its employees are good. The Company and its employees are not parties to any collective bargaining agreements.

     EAI's headquarters and technical center are located in Ames, Iowa, near Iowa State University (''ISU''), one of the largest graduate schools of engineering in the U.S. The Company benefits from access to the large number of highly skilled ISU graduate students who desire to work part-time. At March 25, 1997, 67 of the Company's employees were ISU students.

  Item 2.  Properties

       The Company occupies approximately 37,000 square feet of space at its headquarters in Ames, Iowa, under a lease expiring June 2006. The Company leases office space at various other U.S. locations under leases ranging from month-to-month to four year terms. The Company believes that its facilities are adequate for its present level of operations.


  Item 3.  Legal Proceedings

       The Company has in the past been involved in litigation incidental to its business. The Company is not currently subject to, and none of its properties is subject to, any material legal proceedings.


  Item 4.  Submissions of Matters To a Vote of Security Holders

       There were no matters which required a vote of security holders during the three months ended December 31, 1996.


                                    PART II


  Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters

       The Company's Common Stock is traded on the Nasdaq National Market under the symbol "EAII." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                  High    Low
                                                 ------  ------
  Year Ended December 31, 1996
       First Quarter (from February 28, 1996)..  $26.25  $19.25
       Second Quarter..........................   23.75   18.75
       Third Quarter...........................   25.00   16.00
       Fourth Quarter..........................   26.75   21.75

       As of March 20, 1997, the Company had 122 holders of record of its Common Stock.

       The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not currently intend to declare or pay any cash dividends on its Common Stock. The Company intends to retain future earnings for reinvestment in its business.


  Item 6.  Selected Consolidated Financial Data

Income Statement Data:                           Years Ended December 31,
                                      1992     1993      1994      1995       1996
                                       Dollars in thousands, except per share data
                                     -----------------------------------------------
Net revenues                         $ 993    $2,687    $5,546    $10,415    $20,413
Cost of revenues                       315       665     1,557      2,759      6,444
                                     -----------------------------------------------
Gross profit                           678     2,022     3,899      7,656     13,969

Operating expenses:
Sales and marketing                    270       733     1,802      3,093      7,428
General and administrative             260       519       954      1,986      2,360
Research and development               122       566       869      1,712      2,122
                                     -----------------------------------------------
Total operating expenses               652     1,818     3,625      6,791     11,910
                                     -----------------------------------------------

Income from operations                  26       204       274        865      2,059
Interest income                          1        22         6         25      1,134
Interest expense                       (20)      (32)      (74)      (162)      (106)
                                     -----------------------------------------------

Income before income taxes               7       194       206        728      3,087
Income taxes                             2        87        92        297      1,236
                                     -----------------------------------------------
Net income                           $   5    $  107    $  114    $   431    $ 1,851
                                     ===============================================

Earnings per share                       -      $.04      $.03       $.12       $.36

Balance Sheet Data:                                  At December 31,
                                      1992      1993      1994       1995       1996
                                                  Dollars in thousands
                                     -----------------------------------------------
Cash and short-term investments      $  29    $1,201    $  258    $   491    $19,234
Working capital                         90     1,539     1,329      1,335     26,488
Total assets                           453     2,407     3,143      6,199     37,956
Long-term debt due after one year      191       416       546      1,880        872
Stockholders' equity                    86     1,645     1,714      2,144     33,074

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

       EAI specializes in developing and applying three-dimensional ("3D") visualization technology to meet the productivity, communication, education and entertainment needs of its clients through three interrelated product lines: 3D visualization software, interactive multimedia and custom animation.

       EAI's 3D visualization software products enable clients in the automotive, aerospace, heavy equipment and other manufacturing industries to collaborate in real time using digital prototypes. EAI's multi-platform products integrate seamlessly with most popular CAD/CAE environments.

       EAI's interactive multimedia products apply advanced 3D technology to programs developed for clients targeting the consumer and educational markets. In addition to titles published on CD-ROM, EAI also produces customized interactive programs for specific educational and training situations, including museums, libraries, hospitals and universities.

       The Company's custom animation products combine proprietary animation technology with 3D-rich content to address the communication needs of clients in the biomedical, multimedia, entertainment, litigation and corporate communications markets. The Company uses an extensive library of models and textures in addition to a proprietary engineering database to create detailed and scientifically accurate animations that conform to the laws of physics.

       Sales of custom animation products were EAI's original source of revenues. Revenues from interactive software products initially consisted of government grants, which the Company sought in order to assist it in developing its proprietary animation resources. Beginning in 1995, interactive software product revenues largely reflect development fees paid to the Company by publishers that have agreed to distribute the Company's interactive software products. In December 1995, the Company completed its first interactive software title, The Dynamic Human. In 1996, revenues from interactive software products continued to increase as the Company introduced additional consumer titles. The Company expects that near-term interactive software product revenues will consist primarily of development fees, as well as royalties from sales of certain of its interactive software titles.

       In March 1994, the Company introduced a line of 3D software products based on technology used in the production of the Company's custom animation products. These products integrate both CAD and CAE analysis to provide complete visualization and communication solutions to the engineering design and analysis market.

       While the business of the Company as a whole has not historically experienced significant effects of seasonality, the Company anticipates that sales of certain interactive software products may be affected by seasonality. Consumer purchases of interactive software products may experience some effects of seasonality created by the Christmas holiday. In addition, EAI's sales of interactive software products in the academic markets may experience some effect of seasonality created by the academic school year. Therefore, as sales of interactive software products increase, the Company's revenues as a whole may experience some effect of seasonality.

       The Company has scheduled several product introductions in 1997. Due to the inherent uncertainties of software development, the Company cannot accurately predict the exact timing of new product shipments, nor can the Company be assured that any significant revenues will be derived from these product offerings. Any delays in the scheduled release of these products, or any failure to achieve market acceptance of such products among new or existing customers, could have a material adverse effect on the Company's revenues and operating results.


  Net Revenues


  ($000s)                             1996   Change     1995   Change    1994
  ---------------------------------------------------------------------------
  3D software products             $ 7,646   424.4%  $ 1,458   146.7%  $  591
  Interactive software products      6,632   167.5%    2,479   271.6%     667
  Custom animation products (1)      6,135   (5.3)%    6,478    54.3%   4,198
  ---------------------------------------------------------------------------
  Total                            $20,413    96.0%  $10,415    90.9%  $5,456
  ===========================================================================

  (1) Custom animation product revenues in 1995 included several large projects for a major automotive manufacturer.

       The Company's total revenues are derived from sales of custom animation products, interactive software products and 3D software products, which were formerly referred to as animation software tools. The Company recognizes revenues based upon labor and other costs incurred and progress to completion on contracts. Revenues from sales of 3D software products are recognized upon delivery of the 3D software product to the customer and satisfaction of significant related obligations, if any. Revenues from customer support are included in 3D software products revenues and represent less than 5.0% of total revenues. These revenues are deferred and recognized ratably over the period the customer support services are provided.

       The Company's total revenues for 1996 increased 96.0% to $20.4 million from $10.4 million for 1995. 3D software product revenues for 1996 increased 424.4% to $7.7 million from $1.5 million for 1995, as a result of increased product sales and several new software development contracts. Interactive software product revenues for 1996 increased 167.5% to $6.6 million from $2.5 million for 1995, primarily due to additional projects for interactive software products. Interactive software product revenues for 1995 included $369,000 of revenues from a three year government grant that ended June 1995. Custom animation product revenues for 1996 decreased 5.3% to $6.1 million from $6.5 million for 1995, primarily as a result of the completion in 1995 of several large projects for a major automotive manufacturer.

       Revenues for 1995 increased 90.9% to $10.4 million from $5.5 million for 1994. The increase in revenues was attributable to further expansion into the interactive software market, enhancements to the Company's 3D software products and increased orders for the Company's custom animation products. Revenues from its interactive software products for 1994 and 1995 included a three year federal government grant that ended in June 1995. Revenues from this grant for 1994 and 1995 were $564,000 and $369,000, respectively.

  Cost of Revenues

  ($000s)                              1996    Change    1995    Change    1994
  -----------------------------------------------------------------------------
  Cost of sales                      $6,099    140.3%  $2,538     75.9%  $1,443
  Royalties                             151     51.0%     100     85.2%      54
  Amortization of capitalized
  software costs                        194     60.3%     121    101.7%      60
  -----------------------------------------------------------------------------
  Total                              $6,444    133.6%  $2,759     77.1%  $1,557
  =============================================================================

  As a percentage of net revenues     31.6%             26.5%             28.5%
  =============================================================================

       The cost of revenues includes cost of sales (consisting of cost of materials sold, certain personnel costs and related facility costs, including equipment costs), royalties and amortization of capitalized software costs. Cost of revenues for 1996 increased 133.6% to $6.4 million from $2.8 million for 1995, primarily due to expenses associated with new 3D software product development contracts, increased costs of certain animations and increased development costs for interactive software projects. As a result, the Company's cost of revenues as a percentage of revenues increased to 31.6% in 1996 from 26.5% in 1995.

       Cost of revenues for 1995 increased 77.1% to $2.8 million from $1.6 million for 1994. Cost of revenues was 26.5% of revenues in 1995 and 28.5% in 1994. Cost of revenues as a percentage of revenues in 1995 decreased as revenues increased from the sale of higher margin 3D software products and the sale of several higher margin custom animation products in early 1995.

       Royalty costs remained constant at 1.0% of revenues for 1994, 1995 and 1996.

       The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." In 1994, 1995 and 1996, the Company capitalized software costs of $260,000, $263,000 and $343,000, respectively. The Company is amortizing these costs over an estimated economic useful life of three years or on the ratio of current revenues to total projected product revenues, whichever is greater. Amortization expenses reported as cost of revenues for 1994, 1995 and 1996 were $60,000, $121,000 and $194,000, respectively.


  Sales and Marketing

  ($000s)                            1996     Change     1995    Change    1994
  -----------------------------------------------------------------------------
  Expense                            $7,428    140.2%  $3,093     71.7%  $1,802
  =============================================================================

  As a percentage of net revenues     36.4%             29.7%             33.0%
  =============================================================================

       Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, mail campaigns, trade show costs and other costs. Sales and marketing expenses for 1996 increased 140.2% to $7.4 million from $3.1 million for 1995. Sales and marketing expenses were 36.4% of revenues in

  1996 and 29.7% in 1995. The increase in sales and marketing expenses is primarily due to costs associated with expansion of the sales force in all three product lines, personnel increases in the marketing group, additional sales commission expenses associated with higher revenues and increased advertising costs.

       Sales and marketing expenses for 1995 increased 71.7% to $3.1 million from $1.8 million for 1994. Sales and marketing expenses were 29.7% of revenues in 1995 and 33.0% in 1994. The decrease in sales and marketing expenses as a percentage of revenues is primarily the result of the Company spreading increased expenses over a higher sales volume during 1995.


  General and Administrative

  ($000s)                              1996    Change    1995    Change   1994
  ----------------------------------------------------------------------------
  Expense                            $2,360     18.8%  $1,986    108.0%  $ 954
  ============================================================================

  As a percentage of net revenues     11.5%             19.1%            17.5%
  ============================================================================

       General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for 1996 increased 18.8% to $2.4 million from $2.0 million for 1995, primarily a result of increased administrative staff and related costs. General and administrative expenses were 11.5% of revenues in 1996 and 19.1% of revenues in 1995. The decrease in general and administrative expenses as a percentage of revenues in 1996 was primarily a result of spreading expenses over higher sales volume and refining the allocation of common costs among departments rather than absorbing these expenses as general and administrative.

       General and administrative expenses for 1995 increased 108.0% to $2.0 million from $1.0 million for 1994. General and administrative expenses were 19.1% of revenues in 1995 and 17.5% in 1994. The increase in general and administrative expenses as a percentage of revenues during 1995 is primarily the result of increased administrative staff and related costs.


Research and Development

  ($000s)                              1996    Change    1995    Change   1994
  ----------------------------------------------------------------------------
  Expense                            $2,122     23.9%  $1,712     97.2%  $ 869
  ============================================================================

  As a percentage of net revenues     10.4%             16.4%            16.0%
  ============================================================================

       The Company's research and development focuses on product development and consists primarily of salaries, related facility costs, equipment costs and outside consulting fees. Research and development expenses for 1996 increased by 23.9% to $2.1 million from $1.7 million for 1995. Research and development expenses were 10.4% of revenues in 1996 and 16.4% of revenues in 1995 due to the allocation of certain research and development staffing to costs of revenues in 1996 and spreading research and development costs over higher sales volume in

  1996. The increase in research and development expenses for 1996 was primarily due to additional personnel and related costs required to meet the demand in 3D software products and interactive software products. This increase in expenses is partially offset by the increased allocation of staffing to funded project development activities recorded as costs of revenues in 1996.

       Research and development expenses for 1995 increased by 97.2% to $1.7 million from $869,000 for 1994. Research and development expenses were 16.4% of revenues in 1995 and 16.0% in 1994. The increase in research and development expenses as a percentage of revenues during 1995 is primarily the result of increased research and development staffing.


  Income Taxes


  ($000s)                    1996          1995          1994
  -----------------------------------------------------------
  Expense                  $1,236         $ 297         $  92
  ===========================================================

  Effective tax rate        40.0%         40.8%         44.7%
  ===========================================================

       In 1996, the Company began filing its income taxes on the accrual basis rather than on the cash basis used in prior years. The Company in 1996 used its net operating loss carryforward of $779,000, which was a result of using accelerated depreciation, expensing software development costs for tax purposes and filing the Company's income tax return on a cash basis. Deferred tax expense results from temporary differences in recognition of revenues and expenses for income tax and financial statement purposes.

  Liquidity and Capital Resources

       The Company historically has satisfied its cash requirements through borrowings, customer advances, capital lease financings and net proceeds of approximately $29.0 million from the Company's initial public offering of equity securities in February 1996. As of December 31, 1996, the Company had $9.3 million in cash and cash equivalents and $9.9 million in short-term investments.

       Net cash used by operating activities for the year ended December 31, 1996 was $3.0 million, primarily due to increased receivables, offset by net income, depreciation and increases in accrued expenses. Net cash provided by operating activities was $1.4 million for the year ended December 31, 1995. Net cash used by operating activities was $0.5 million for the year ended December 31, 1994.

       In 1996, the Company used cash of $15.4 million in its investing activities, of which $9.9 million was used to purchase short-term investments, $4.4 million was used to purchase property and equipment, $343,000 was used for development of software and $658,000 was paid as an advance to the developer of the Company's new office building. In 1995, the Company used cash of $2.4 million in its investing activities, of which $1.0 million was used to purchase property and equipment, $263,000 was used for the development of software and $750,000 was paid as an advance to the developer of the Company's new office building. In 1994, net cash of $385,000 was provided by investing activities through the sale of marketable securities, which generated cash of $1.1 million, offset principally by purchases of property and equipment of $500,000 and software development costs of $260,000.

       Accounts receivable at December 31, 1996 increased $5.6 million to $6.7 million from $1.1 million at December 31, 1995. The increase in accounts receivable was due to increased revenues and the increased size of the Company's contracts which take a longer period to collect. The Company's accounts receivable balance will vary from year to year, depending on the number and size of client projects and on the timing of completion of the projects.

       The Company has a $1.0 million line of credit agreement with a commercial bank, which expires on May 1, 1997 and is secured by substantially all of the assets of the Company. Borrowings under the credit agreement are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. At December 31, 1996, the Company had no outstanding borrowings against this agreement. The Company does not intend to renew the credit agreement upon its expiration on May 1, 1997.

       At December 31, 1996, the Company had $935,000 of notes payable and capital lease principal payable. The Company used a portion of the net proceeds of its initial public offering to repay $1,112,000 of the long-term bank debt and $600,000 of short-term bank borrowings.

       The Company believes its cash and short-term investment balances will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

  Additional Item.  Safe Harbor For Forward-Looking Statements

       The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitations any such statements made or to be made in the Management's Discussions and Analysis contained in its various S.E.C. filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

       The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the Company's business or the extent to which any factors, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

  Variability of Operating Results

       The Company has experienced and expects to continue to experience fluctuations in its quarterly results. The Company's revenues are affected by a number of factors, including the timing of the introduction of new 3D visualization software and interactive software products by the Company and its competitors, seasonality of certain customer purchases of interactive software products, product mix, general economic conditions and the Company's ability to obtain agreements from publishers and distributors to market the Company's interactive software products. The Company's operating results also will vary significantly depending on changes in pricing, changes in customer budgets and the volume and timing of orders received during the quarter, which are difficult to forecast. EAI's interactive software products may experience some effect of seasonality created by the academic school year. As a result of the foregoing and other factors, the Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

  Technological Change and Market Acceptance

       The Company's success depends on its ability to develop and sell new products, develop site licensing agreements with major manufacturers in the automotive, aerospace, heavy equipment and other manufacturing industries, port its 3D visualization software products to new platforms and continue to produce high-quality interactive products in a timely and cost effective manner. In addition, the Company must continually anticipate, and adapt its products to, emerging computer technologies and capabilities, such as enhanced sound, music, video and speech generation. The life cycles of the Company's products are difficult to estimate because the markets that the Company targets are in the early stages of development and because of uncertainties arising from the effect of future product enhancements, future developments in hardware and software technology and future competition. If the Company's products become outdated and lose market share or if new products or existing product upgrades are not introduced when demanded by the market or are not accepted by the market, the Company's revenues and operating results could be materially adversely affected. There is no assurance that the Company will be able to introduce new products on a timely basis or that such new products will be accepted in the market.

  Dependence on Emerging Market for 3D Visualization Software Products

       The market for enterprise-wide 3D visualization software products in the automotive, aerospace, heavy equipment and other manufacturing industries is emerging and dependent on a number of variables, including customer preferences and the rate of adoption of new technology. There can be no assurance that this market will continue to grow or that the Company's 3D visualization software products will be accepted by the market. The Company's growth is dependent in part on significant demand for its 3D visualization software products. In addition, as the Company increasingly markets it 3D visualization software as an enterprise-wide solution, there can be no assurance that large customers will be willing to invest in EAI's products on a company-wide basis or that users outside the design and engineering areas will accept the Company's products. In 1996, sales of 3D visualization software products to Ford Motor Company and Hewlett-Packard Company accounted for 14.9% and 18.0% of the Company's revenues, respectively. There can be no assurance that EAI will be able to continue to sell 3D visualization software products to these customers at 1996 levels or, if it fails to do so, that the Company will be able to replace these customers with new customers.

  Dependence on Emerging Market for Interactive Software Products

       The market for interactive multimedia software products is emerging and dependent on a number of variables, including consumer preferences, shipments of multimedia personal computers, the installed base of multimedia personal computers and the number of other publishers creating interactive software products. There can be no assurance that this market will continue to grow. The market for games and educational multimedia software is characterized by rapid changes in computer hardware and software technology and is highly competitive with respect to timely product innovation. The Company's near-term growth is dependent in part on significant demand for its recently released interactive software products and for its products under development. However, the Company does not receive royalty revenues from a product until the publisher commences retail sales of the product, which may not occur immediately after delivery of the product to the publisher, if at all. There can be no assurance that the Company's new interactive software products will be accepted by the market or that the Company will be able to respond effectively to the evolving requirements of the market.

  Reliance on Third Parties to Market and Distribute Interactive Software
  Products

       EAI's strategy has been to rely upon third parties to market and distribute its interactive software products. EAI does not have an exclusive relationship with any of the current distributors of its interactive software products. EAI's relationships with Sirtech Software Inc., BMG Interactive, Times Mirror, Time Warner, Elsevier Science and others have involved contracts that address a single product or title for a specific market area and do not constitute a continuing marketing and distribution agreement. There can be no assurance that EAI's relationships with such publishers will continue or that the Company will be able to find other means to market and distribute its interactive software products. Failure to continue such relationships, establish new relationships or develop independent means of marketing and distributing interactive software products could have a material adverse effect on the Company's revenues and operating results.

  Reliance on Third Parties to Market and Distribute Certain 3D Visualization Software Products

       In addition to marketing the Company's 3D visualization software products directly to end users, EAI has contractual relationships with Hewlett-Packard to jointly market and Structural Dynamics Research Corp. ("SDRC") to jointly market and distribute certain of EAI's software products. Although these contracts represent a significant marketing and distribution opportunity for the Company's software products, there can be no assurance that these contractual relationships will be successful in creating significant sales or that these relationships will be continued at the end of their one year terms.

  Competition

       EAI expects significant competition in each of its three product lines:

  3D Visualization Software Products

       Large computer companies or companies competing in the CAD/CAE/CAM markets could offer products with the same or similar functionality as offered by VisMockUp(TM) and the Company's other visualization software products. Such companies, some of which have substantially greater financial and other resources than EAI, include IBM, Parametric Technology Corp., SDRC, Silicon Graphics, Inc., Dassault Systemes of America Corp., Division Inc. and Autodesk Inc. Although the Company believes it has a technological advantage over potential competitors in these markets, maintaining its advantage will require continuing investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that such investments will be successful.

  Interactive Software Products

       The interactive software publishing industry is intensely competitive. The Company's sales to the educational and consumer markets may be adversely affected by the increasing number of competitive products. EAI's interactive software products will compete directly against other educational and consumer software products including multi-player Internet games. EAI's competitors in this area include a large number of companies, some of which have substantially greater financial, technical, marketing and other resources than EAI, such as Broderbund Software Inc., GT Interactive Software Corp., SoftKey International Inc., Digital Domain Inc. and CUC International. Moreover, large corporations, such as The Walt Disney Company and Microsoft Corporation, which have substantial bases of intellectual property content and substantial financial resources, have entered or announced their intention to enter the market for consumer software.

  Custom Animation Products

       While the Company believes that most special effects firms target the feature film and advertising markets, these firms could refocus their efforts in the commercial markets, an area in which EAI derives most of its custom animation revenue. These special effects firms, some of which have substantially greater financial, technical, marketing and other resources than EAI, include Dreamworks SKG, Pixar, Industrial Light and Magic (a division of Lucasfilm Limited) and Digital Domain. In addition, a large number of small companies provide custom animations to commercial markets as a complement to their primary business of studio film production, engineering consulting and communications consulting.

  Protection of Proprietary Rights

       The Company's success and ability to compete is dependent in part upon its extensive proprietary technology and databases. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure and non-competition agreements and other methods to protect its proprietary rights. There can be no assurance that these measures will prevent the Company's competitors from obtaining or using the Company's proprietary technology and databases. Certain of the Company's products include mechanisms intended to prevent or inhibit unauthorized copying. In addition, the Company packages its visualization software products with license agreements, which prohibit unauthorized copying of such products. Unauthorized copying does, however, occur in the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's revenues and operating results could be adversely affected. The laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and proprietary rights to the same extent as do the laws of the United States. Furthermore, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation.

  Dependence on Key Personnel

       The Company's future success depends in large part on the continued service of its key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The Company's key employees may voluntarily terminate their employment with the Company at any time. Competition for such employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy can be lengthy. Accordingly, the loss of the services of key personnel could have a material adverse effect on the Company's revenues, operating results and financial condition. The Company maintains key person insurance covering certain of its executive officers. However, the amount of insurance may not be sufficient to offset the Company's loss of the services of any of its executive officers.

  Management of Growth

       The Company has experienced and may continue to experience rapid growth which could place a significant strain on the Company's employees, operating procedures, financial resources and information systems. The Company plans to introduce a significant number of new products, increase its production capacity and development expenditures, expand its sales and marketing initiatives and hire additional employees. The Company's plans to increase its sales and marketing presence in Europe and Asia could expose the Company to foreign currency fluctuations, foreign labor laws and other unforeseen problems. Such activities will require significant managerial expertise. If the Company is unable to manage its growth effectively, the Company's operating results and financial condition could be materially adversely affected.

  Risk of Liability Claims by Customers

       Although the Company has not experienced product liability claims by customers, the Company could experience such claims in the future. The Company's interactive software products carry a disclaimer that the products should not be used for diagnostic or treatment purposes and are only for educational and medical reference purposes. The Company has general liability insurance and insurance for errors and omissions in the content of its products. If a liability claim were to be made, there can be no assurance that the Company would be successful in defending against the claim or, if unsuccessful, that the amount of insurance coverage, if any, would be sufficient to pay the claim.

  Share Price Volatility

       The trading price of the Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

  Anti-takeover Provisions

       The Company's Certificate of Incorporation and By-laws and Delaware law contain provisions that may have the effect of delaying, deferring or preventing a non-negotiated merger or other business combination involving the Company. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with the transaction. Certain of these provisions may, however, discourage a future acquisition of the Company not approved by the Board of Directors in which stockholders might receive an attractive value for their shares or that a substantial number or even a majority of the Company's stockholders might believe to be in their best interest. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so. Such provisions could also discourage bids for the shares of Common Stock at a premium, as well as create a depressive effect on the market price of the shares of Common Stock. Such provisions include, among other things, a classified Board of Directors serving staggered three-year terms, the elimination of stockholder voting by consent, a provision providing that only a majority of the Board of Directors, the Chairman or the President can call a special meeting of stockholders, and a provision permitting removal of directors only for cause and only by the holders of at least 80% of the outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class. In addition to the Common Stock, the Company's Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock. The Company has no current plans to issue any shares of preferred stock. However, because the rights and preferences for any series of preferred stock may be set by the Board of Directors in its sole discretion, the Company may issue preferred stock that has rights and preferences superior to the rights of holders of shares of the Common Stock and thus may adversely affect the rights of holders of shares of the Common Stock. In addition, the Board of Directors has adopted a Stockholders Rights Plan that may have an anti-takeover effect and may discourage or prevent takeover attempts not first approved by the Board of Directors (including takeovers that certain stockholders may deem to be in their best interests).

  Dividends

       The Company has not paid any dividends and does not currently anticipate paying cash dividends in the future. There can be no assurance that the Company will ever pay a cash dividend.

  Item 8.  Financial Statements and Supplementary Data

  The Board of Directors
  Engineering Animation, Inc.

       We have audited the accompanying consolidated balance sheets of Engineering Animation, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engineering Animation, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                ERNST & YOUNG LLP
  Des Moines, Iowa
  January 17, 1997

Engineering Animation, Inc.
Consolidated Balance Sheets

                                                   December 31,
                                                    1995         1996
                                            -------------------------
Assets (Note 3)
CURRENT ASSETS:
  Cash and cash equivalents                   $  490,524  $ 9,349,660
  Short-term investments                               -    9,884,250
  Accounts receivable:
     Billed, less allowance of $12,157
      and $121,000 in 1995 and 1996,
      respectively                             1,057,143    6,666,006
     Unbilled                                  1,288,930    3,333,595
  Deferred income taxes, net (Note 6)                  -       48,000
  Prepaid expense and other assets               180,284      390,193
                                            -------------------------
Total current assets                           3,016,881   29,671,704

PROPERTY AND EQUIPMENT:
  Computer equipment and software              1,899,150    4,544,996
  Office equipment and furniture                 236,177    1,708,752
  Leasehold improvements                          39,465      229,965
                                            -------------------------
                                               2,174,792    6,483,713
  Less accumulated depreciation and
   amortization                                  641,594    1,291,195
                                            -------------------------
Total property and equipment                   1,533,198    5,192,518

OTHER ASSETS:
  Restricted cash                                      -      495,000
  Note receivable (Note 2)                       750,286    1,408,286
  Software development costs - net of
   accumulated amortization of $181,687
   and $375,779 in 1995 and 1996,
   respectively                                  453,019      602,076
  Other                                          445,887      586,656
                                            -------------------------
Total assets                                  $6,199,271  $37,956,240
                                            =========================

Liabilities and stockholders' equity
CURRENT LIABILITIES:
  Accounts payable                            $  631,335  $ 1,057,600
  Accrued compensation and other                 420,056    1,413,285
  Deferred revenue                               286,102      400,050
  Deferred income taxes, net (Note 6)                  -      119,000
  Long-term debt and lease obligations
   due within one year (Notes 3 and 4)           344,795       62,128
  Income taxes payable                                 -      131,882
                                            -------------------------
Total current liabilities                      1,682,288    3,183,945

Long-term debt due after one year (Note 3)     1,806,900      831,766
Obligations under capital leases due
 after one year (Note 4)                          72,934       40,806
Deferred income taxes (Note 6)                   492,800      826,000
Commitments (Notes 4 and 5)

STOCKHOLDERS EQUITY (Note 7)
  Common stock, $.01 par value, 20,000,000
   shares authorized; issued and outstanding
   shares 2,869,760 in 1995, 4,697,320 in
   1996                                           28,697       46,973
  Preferred stock, $.01 par value,
   20,000,000 shares authorized; no shares
   issued or outstanding                               -            -
  Additional paid-in capital                   1,401,957   30,462,053
  Retained earnings                              713,695    2,564,697
                                            -------------------------
        Total stockholders' equity             2,144,349   33,073,723
Total liabilities and stockholders' equity    $6,199,271  $37,956,240
                                            =========================

See accompanying notes.

Engineering Animation, Inc.
Consolidated Statements of Income

                                                  Year ended December 31
                                             1994          1995          1996
                                        ----------------------------------------

Net revenues (Note 8)                     $5,456,343   $10,414,637   $20,412,757
Cost of revenues                           1,557,470     2,758,591     6,443,329
                                        ----------------------------------------

Gross profit                               3,898,873     7,656,046    13,969,428

Operating expenses:
Sales and marketing                        1,801,634     3,092,623     7,428,063
General and administrative (Note 9)          954,980     1,986,228     2,360,026
Research and development                     868,645     1,712,568     2,122,435
                                        ----------------------------------------
Total operating expenses                   3,625,259     6,791,419    11,910,524
                                        ----------------------------------------
Income from operations                       273,614       864,627     2,058,904

Other income (expense):
Interest income                                6,580        24,888     1,134,488
Interest expense                             (74,661)     (161,850)     (106,390)
                                        ----------------------------------------
                                             (68,081)     (136,962)    1,028,098
                                        ----------------------------------------
Income before income taxes                   205,533       727,665     3,087,002

Income taxes (Note 6)                         91,600       297,000     1,236,000
                                        ----------------------------------------
Net income                                $  113,933   $   430,665   $ 1,851,002
                                        ----------------------------------------

Earnings per share of common stock              $.03          $.12          $.36
Weighted average number of  common and
 equivalent shares outstanding (Note 1)        3,695         3,702         5,157

See accompanying notes.

Engineering Animation, Inc.
Consolidated Statement of Stockholders' Equity

                                                                              Unrealized
                                                             Additional     Gain (Loss) on                      Total
                                         Common Stock         Paid-in         Marketable        Retained     Stockholders'
                                       Shares      Amount     Capital         Securities        Earnings        Equity
                                   ----------------------------------------------------------------------------------------

Balance at January 1, 1994            3,224,448   $32,244   $ 1,453,410        $(10,132)       $  169,097      $ 1,644,619
  Repurchase of common shares          (354,688)   (3,547)      (51,453)              -                 -          (55,000)
  Unrealized gain on marketable
     securities                               -         -             -          10,132                 -           10,132
  Net income                                  -         -             -               -           113,933          113,933
                                   ----------------------------------------------------------------------------------------

Balance at December 31, 1994          2,869,760    28,697     1,401,957               -           283,030        1,713,684
  Net income                                  -         -             -               -           430,665          430,665
                                   ----------------------------------------------------------------------------------------

Balance at December 31, 1995          2,869,760    28,697     1,401,957               -           713,695        2,144,349
  Issue of common stock in
  connection with the Company's
  initial public offering, net of
  offering expenses (Note 7)          1,825,000    18,250    29,048,250               -                 -       29,066,500
  Common stock issued for
   options exercised                      2,560        26        11,846               -                 -           11,872
  Net income                                  -         -             -               -         1,851,002        1,851,002
                                   ----------------------------------------------------------------------------------------

Balance at December 31, 1996          4,697,320   $46,973   $30,462,053              $-        $2,564,697      $33,073,723

See accompanying notes.

Engineering Animation, Inc.
Consolidated Statements of Cash Flows

                                                                 Year ended December 31
                                                                1994          1995           1996
                                                       ------------------------------------------
Operating activities

Net income                                               $   113,933   $   430,665   $  1,851,002
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization                              220,106       471,707        976,696
  Deferred income taxes                                       90,800       295,000        404,200
  Loss on disposal of equipment                                1,305             -         16,200
  (Increase) decrease in billed accounts receivable       (1,126,248)      266,840     (5,608,863)
  (Increase) decrease in unbilled accounts receivable         12,050    (1,004,965)    (2,044,665)
  Increase in prepaid expenses                               (49,902)      (10,211)      (247,613)
  Increase in accounts payable                                49,809       486,567        426,265
  Increase in accrued expenses                                65,844       292,180      1,125,111
  Increase in deferred revenue                                82,913       203,189        113,948
                                                       ------------------------------------------
Net cash (used) provided by operating activities            (539,390)    1,430,972     (2,987,719)

Investing activities
Increase in note receivable                                        -      (750,286)      (658,000)
Purchases of property and equipment                         (503,643)     (976,506)    (4,435,347)
Sales of property and equipment                                    -             -         30,000
(Purchases) sales of other assets                             25,633      (441,057)      (193,546)
Development of software                                     (259,313)     (263,149)      (343,149)
(Purchases) sales of marketable securities                 1,121,943             -     (9,846,546)
                                                       ------------------------------------------
Net cash (used) provided by investing activities             384,620    (2,430,998)   (15,446,588)

Financing activities
Increase in restricted cash                                        -             -       (495,000)
Proceeds from short-term borrowing                           200,000       600,000              -
Payments on short-term borrowing                                   -      (800,000)             -
Proceeds from long-term debt                                 306,000     1,713,140              -
Payments of long-term debt                                  (122,795)     (263,343)    (1,263,723)
Principal payments under capital lease obligations            (5,991)      (17,150)       (26,206)
Net proceeds from issuance of common stock                         -             -     29,078,372
Repurchase of common stock                                   (55,000)            -              -
                                                       ------------------------------------------

Net cash provided by financing activities                    322,214     1,232,647     27,293,443
                                                       ------------------------------------------

Net increase in cash and cash equivalents                    167,444       232,621      8,859,136
Cash and cash equivalents at beginning of period              90,459       257,903        490,524
                                                       ------------------------------------------

Cash and cash equivalents at end of period               $   257,903   $   490,524   $  9,349,660
                                                       ==========================================

Supplemental disclosures

Interest paid                                            $    59,222   $   146,735   $     46,805
Income taxes paid                                                800         2,000        699,918
Noncash investing and financing activity - property
 and equipment purchased through capital lease
 obligations and notes payable                                     -       116,290              -
Noncash investing activity -- property and equipment
 gifted to the Company                                             -             -        420,590

See accompanying notes.

  Engineering Animation, Inc.


  Notes to Consolidated Financial Statements
  December 31, 1996


  1.   Summary of Significant Accounting Policies

  Business and Organization

       Engineering Animation, Inc. (the "Company") develops, produces and sells three-dimensional ("3D") products that address visualization, animation and graphics needs of its customers in domestic and international commercial markets.

  Basis of Consolidation

       The consolidated financial statements include the accounts of Engineering Animation Europe B.V., its wholly-owned subsidiary established in June 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash Equivalents

       For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

  Restricted Cash

       Restricted cash consists of cash committed as collateral for the notes payable to the State of Iowa. As requirements of the note are met, the cash will be released in increments of $75,000 on a quarterly basis.

  Short-Term Investments

       Short-term investments consist of debt securities of U.S. Government or governmental agencies and high-grade commercial paper. Short-term investments are stated at cost plus accrued interest, which approximates market. The Company classifies its short-term investments as "available-for-sale".

  Revenue Recognition

       Revenue is recognized based upon labor and other costs incurred and progress to completion on contracts. Unbilled accounts receivable represent revenue earned but not yet billable based on terms of the contract. The Company generally requires a deposit on each contract and billings are made based on milestones or as otherwise provided for in the contracts.

       Revenue from sales of 3D software products is recognized upon delivery of the 3D software product to the customer and satisfaction of significant related obligations, if any. Revenue from customer support is deferred and recognized ratably over the period the customer support services are provided.

  Concentrations of Credit Risk

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. This risk is limited due to the large number and diversity of entities comprising the Company's customer base and the Company's practice of obtaining deposits on contracts.

  Property and Equipment

       Property and equipment is carried at cost. Depreciation and amortization of property and equipment is provided over the estimated useful lives of the assets, which range from five to seven years, on the straight-line method.

  Software Development Costs

       The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company amortizes these costs over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is greater. Amortization expense was $60,000, $121,000 and $194,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  Income Taxes

       The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities.

  Earnings Per Share

       Per share earnings are based on the weighted average number of shares of common stock and common stock equivalents outstanding. The dilutive effect of outstanding stock options was determined based upon the treasury stock method.

       Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), common stock equivalents granted at exercise prices less than the initial public offering price during the 12 months immediately preceding the initial public offering, have been included in the determination of shares used in the calculation of net income per share as if they were outstanding for all periods.

       The Company used a portion of the proceeds of its initial public offering in February 1996 to repay $1,712,000 of outstanding bank indebtedness. Earnings per share for the year ended December 31, 1996 would not have changed if the repayment had taken place January 1, 1996.

  Impact of Recently Issued Accounting Standards

       The Company is not aware of any accounting standards which have been issued and which will require the Company to change its current accounting policies or adopt new policies, the effect of which would be material to the Company's financial statements.

  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  2.   Note Receivable

       During 1995, the Company entered into a loan agreement whereby the Company agreed to loan $750,286 to the developer of the building the Company leases. During 1996, the Company loaned an additional $658,000 to the developer. The Company began leasing the building July 1, 1996. Interest at a rate of 2.25% above the U. S. Treasury three-year constant rate began accruing and is payable monthly upon commencement of the lease. The principal is due June 2016, unless the developer sells the building to an unaffiliated third party, at which time the principal and interest accrued to date becomes immediately due. The note receivable is collateralized by a second mortgage on the building.

  3.   Debt

       The Company has a $1,000,000 line of credit agreement with a commercial bank, expiring May 1, 1997, which generally provides for advances at 70% of eligible accounts receivable. The line of credit bears interest at .5% above the New York prime rate (8.75% at December 31, 1996) and is collateralized by substantially all the assets of the Company. No amounts were borrowed on the line as of December 31, 1995 or 1996.

  Long-term debt at December 31, 1995 and 1996 consists of the following:

                                                                                                          1995       1996
                                                                                                       ----------  --------

  Note payable to bank, repaid with proceeds from the Company's initial public offering.               $  203,847  $      -

  Note payable to bank, repaid with proceeds from the Company's initial public offering.                  187,666         -

  Note payable to bank, repaid with proceeds from the Company's initial public offering.                  146,692         -

  Note payable to the City of Ames, requiring 36 monthly interest-only payments of $243, and subsequently due in 24 monthly principal installments of $2,782, plus interest at 4.375%, through
  September 2000.  This note is personally guaranteed by the President of the Company.                     66,871    66,766

  Note payable to bank, repaid with proceeds from the Company's initial public offering.                  620,412         -

  Note payable to the Ames Economic Development Commission, due in monthly installments of $2,381, commencing July 1998 through June 2005, collateralized by all equipment of the Company.  This note is non-interest bearing unless certain job attainment goals are not met by January 1998, at which time 9% interest will be payable on the outstanding balance.  The Company is also subject to a penalty if it fails to
  maintain its principal place of business in Ames, Iowa.                                                 200,000   200,000

  Note payable to the Ames Seed Capital fund, $44,000 principal payment and interest accrued at 4.5% due June 2000.  Thereafter, equal monthly installments including interest at the New
  York prime rate are due through June 2005.  A 9% interest rate will be effected if certain job attainment goals are not met by January 1998.  The Company is also subject to a penalty if it
  fails to maintain its principal place of business in Ames, Iowa.                                        100,000   100,000

  Note payable to the State of Iowa, due in annual installments of $30,000 through June 2000, collateralized by restricted cash.  This note is non-interest bearing unless certain job attainment goals are not met by January 1998, at which time 6% interest will be payable on
  all or a portion of the outstanding balance from the inception of the note.                             150,000   120,000

  Note payable to the State of Iowa collateralized by restricted cash.  This note is being forgiven at the rate of $75,000 each calendar quarter as long as certain job attainment goals are met.  If
  these goals are not met, the note is payable over three years including 6% interest                     450,000   375,000
                                                                                                       ----------  --------
                                                                                                        2,125,488   861,766

  Less amounts due within one year                                                                        318,588    30,000
                                                                                                       ----------  --------
  Long-term debt due after one year                                                                    $1,806,900  $831,766

  Future maturities of long-term debt are as follows:

            1998                               $427,632
            1999                                 91,955
            2000                                129,764
            2001                                 34,933
            Thereafter                          147,482
                                            -----------

                                               $831,766

  4.   Leases

       During 1995, the Company began leasing certain office equipment and furniture under capital leases expiring in 1998 and 1999. The cost of the assets at December 31, 1995 and 1996 was $116,290. The accumulated depreciation of the assets at December 31, 1995 and 1996 was $9,691 and $32,949, respectively.

       The following is a schedule of future minimum lease payments under capital leases, together with the present value of those payments as of December 31, 1996:

  1997                                                   $43,945
  1998                                                    35,233
  1999                                                    11,051
                                                       ---------

  Total minimum lease payments                            90,229
  Less amount representing interest                       17,295
                                                       ---------

  Present value of net minimum lease payments             72,934
  Amounts due within one year                             32,128
                                                       ---------

  Obligations under capital leases due after one year    $40,806

       In June 1996, the Company entered into a new operating lease for office facilities upon completion of construction of the underlying building. The rent is $410,820 annually for 10 years. The Company also has operating leases for additional office space and equipment with various lease terms expiring through 2006. Rent expense for the years ended December 31, 1994, 1995 and 1996 was $158,000, $300,000, and $564,000, respectively. The future minimum lease payments at December 31, 1996 are as follows:

            1997                             $  871,623
            1998                                879,647
            1999                                868,583
            2000                                850,274
            2001                                764,611
            Thereafter                        1,874,295
                                             ----------
                                             $6,109,033

  5.   Royalty Agreements

       In July 1990, the Company entered into a 15 year license agreement with Iowa State University Research Foundation (ISURF). Under the terms of the agreement, the Company was granted an exclusive license to make and reproduce certain software products and to furnish certain related services in consideration for payment of an initial $2,000 license fee, a 2% royalty on certain software product revenue and a 2% royalty on two-thirds of all consulting revenue for the next five years. Effective November 1993, the royalty agreement was amended to require Engineering Animation, Inc. to pay a 3% royalty on certain software products and services through July 2005. In addition, the amended royalty agreement requires a .3% royalty on sales of VisLab core computer software. This amended agreement does not include any additional software modules or other software products of VisLab. The agreement, among other things, requires minimum royalty payments over the term of the license ($20,000 in total during the first three years and $10,000 annually thereafter). In addition to the royalties described above, the Company, upon sublicensing the software products to third parties, is required to pay to ISURF 50% of the gross income received from sublicensing. Such revenue is in addition to the minimum royalty payments required under the license between ISURF and the Company. ISURF royalty expense was approximately $45,000, $78,000 and $79,000 for the years ended December 31, 1994, 1995 and
  1996, respectively.

       In March 1994, the Company entered into a royalty agreement with Pixar, a California corporation, to obtain the rights to use and distribute Pixar software products in conjunction with the Company's software products. Pixar royalty expense was approximately $8,000, $20,000 and $18,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

       In May, 1995, the Company entered into a royalty agreement with Visual Kinematics, Inc. (VKI), a California corporation, to obtain the rights to use the licensed software in conjunction with the Company's software products to develop a derived software. The Company pays a royalty to VKI for each copy of the derived software distributed to end users and distributors.

  VKI royalty expense was approximately $0 and $50,000 during the years 1995 and 1996, respectively.

  6.   Income Taxes

       Income tax expense is comprised of the following components:

                                  Year Ended
                                        1994       1995         1996
          Current tax expense:
          Federal                    $     0   $      0   $  758,000
          State                            0          0       73,800
                                           0          0      831,800
          Deferred tax expense        91,600    297,000      404,200
                                     -------   --------   ----------
          Total income
          tax provision              $91,600   $297,000   $1,236,000

       Significant components of the Company's deferred tax liabilities and assets at December 31, 1995 and 1996 are as follows:

                                                          1995                     1996
                                                 Current    Noncurrent    Current    Noncurrent
                                                ----------  -----------  ----------  ----------
  Deferred tax liabilities:
    Depreciation                                       --    $(100,000)         --    $(326,000)
    Software development costs                         --     (154,800)         --     (262,000)
    Cash basis accounting for tax purposes      $(126,000)    (377,000)  $(119,000)    (238,000)
                                                ---------    ---------   ---------    ---------
  Total deferred tax liabilities                 (126,000)    (631,800)   (119,000)    (826,000)

  Deferred tax assets:
  NOL carryforwards expiring through 2009         126,000      139,000          --           --
  Allowance for doubtful accounts                      --                   48,000           --
                                                ---------    ---------   ---------    ---------
  Total deferred tax assets                       126,000      139,000      48,000           --
                                                ---------    ---------   ---------    ---------
  Net deferred tax liabilities                  $      --    $(492,800)  $ (71,000)   $(826,000)
                                                =========    =========   =========    =========

       Total reported tax expense applicable to the Company's operations varies from the tax that would have resulted by applying the statutory U.S. federal income tax rates to income before income taxes for the following reasons:

                                                Year Ended December 31,
                                               1994     1995     1996
                                             ---------------------------
            Income taxes at the
            statutory rates                    34.0%    34.0%    34.0%
            State and local income taxes,
            net of federal tax benefits         6.0      6.0      6.0
            Other                               4.6       .8        -
                                               -----    -----    -----
            Effective tax rate                 44.6%    40.8%    40.0%

       In 1996, the Company began filing its income taxes on the accrual basis rather than on the cash basis used in prior years. The Company in 1996 used the net operating loss carryforward of $779,000, which was a result of using accelerated depreciation, expensing software development costs for tax purposes and filing the Company's income tax on a cash basis.

  7.   Capital Stock and Stock Options

  Capital Stock

       The Board of Directors is authorized to issue up to an aggregate 20,000,000 shares of preferred stock, $.01 par value per share, in one or more series.

       The Company adopted a stockholders rights plan effective at the time of the initial public offering. Under the plan, each share of common stock has associated with it one preferred share purchase right ("Right"). The terms of the Rights are set forth in a Rights agreement.

  Stock Options

       The Company has stock option arrangements with various officers, directors, other members of management and employees. The options are generally granted at fair market value. The options generally vest over periods of five years and must be exercised no later than 10 years from the date of grant.

       On June 9, 1994, the Company issued non-qualified options to purchase 354,688 shares of common stock for $2.00 per share to two officer/ stockholders. These options, which are not part of the 1994 stock option plan described below, are fully vested and remain exercisable through June 9, 2009.

       During 1994, the Company adopted the Engineering Animation, Inc. 1994 Stock Option Plan providing for issuance of incentive or non-qualified options to employees based upon management's discretion. The Company has reserved 1,000,000 shares of common stock for issuance under this plan. Non-qualified options to purchase 15,250 and 26,300 shares were exercisable at December 31, 1995 and 1996, respectively. Statutory options to purchase 33,808 and 92,025 shares were exercisable at December 31, 1995 and 1996, respectively.

       On February 11, 1995, the Company issued non-plan/non-qualified options to purchase 147,500 shares of common stock at prices ranging from $4.00 to $12.00 per share to five executives. The options are fully vested and remain exercisable through February 2005.

       In January 1996, the Company adopted a Non-Employee Directors Option Plan. The Company has reserved 250,000 shares of Common Stock for issuance under this plan.

       The Company has elected to follow Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates ranging from 5.9% to 6.2%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .01 and .40, and a weighted-average expected life of the option of 4 years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense net of related pro forma tax benefits over the options' vesting period. The Company's pro forma information follows:

                                                1995       1996
            ---------------------------------------------------
            Pro forma net income            $401,686  $1,672,994
            Pro forma earnings per share        $.11        $.32

       Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not representative of future pro forma amounts.

       A summary of common stock option activity, and related information for the years ended December 31 follows:

                                                           1994                          1995                           1996
                                                     Weighted-Average              Weighted-Average               Weighted-Average
                                           Options    Exercised Price    Options    Exercised Price    Options    Exercised Price
                                           -------   ----------------    -------   ----------------   ---------   ----------------
  Outstanding at beginning of the year      11,808         $.005         550,096         $1.96          798,646        $ 3.46
  Granted                                  538,288          2.00         284,800          6.19          526,350         18.34
  Exercised                                     --            --                                         (2,560)         4.64
  Forfeited                                     --                       (36,250)         2.00          (12,370)         3.68
  Outstanding at end of year               550,096          1.96         798,646          3.46        1,310,066          9.44
                                           -------         -----         -------         -----        ---------        ------
  Exercisable at end of year               376,016         $1.94         562,064         $3.65          632,321        $ 3.81
                                           -------         -----         -------         -----        ---------        ------
  Weighted-average fair value of options
   granted during the year                                                               $0.51                         $ 6.85

       Exercise prices for options outstanding as of December 31, 1996 are as follows:

                 Number of Options             Range of Exercise Prices
       ----------------------------------------------------------------------
                       11,808                           $.005
                      799,058                       $2.00 - $9.00
                      175,650                      $12.00 - $19.25
                      323,550                      $20.125 - $24.00
       ----------------------------------------------------------------------
                    1,310,066                       $.005 - $24.00

  The weighted-average remaining contractual life of these options is 9.77 years.

  8.   Government Grant

       During 1992, the Company entered into a three-year Advanced Technology Program federal government grant for $1,947,000 from the United States Department of Commerce to create a three dimensional fully detailed engineering database of the musculoskeletal system of the human body using computer visualization and computational dynamics. The Company and the Federal government, through a cost-sharing agreement, developed this intellectual property. Revenues from this grant for the years ended December 31, 1994 and 1995 were $564,000, and $369,000, respectively.

  9.   Employee Retirement Plan

       The Company has a 401(k) plan which covers substantially all employees who meet the minimum age requirement. The Company is required to match one-half of the employee's contribution up to a maximum Company contribution of the first 4% of the employee's compensation. Plan expense for 1994, 1995 and 1996 was approximately $29,000, $58,000 and $92,000, respectively.

  10.  Fair Market Value of Financial Instruments

       The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

       Notes receivable: The carrying amount reported in the balance sheet for the note receivable approximates its fair value as it carries a floating rate of interest.

       Long-term debt: The carrying amounts reported in the balance sheet for the Company's bank notes payable approximate their fair values as they bear variable rates of interest. The Company believes that the municipal notes, issued to the Company to encourage and facilitate expansion and increased employment, approximate their fair values as they were negotiated and issued in the latter half of 1995. The prime lending rate in 1996 approximated the rate in 1995, therefore, the fair value change would be immaterial.

  11.  Major Customers

       Two major customers accounted for 3.9%, 5.6% and 32.9% of revenues for 1994, 1995, and 1996, respectively.

  12.  Quarterly Results of Operations (Unaudited)

       The following table sets forth selected unaudited quarterly financial information for 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information.

                                                  Three months ended
                             ---------------------------------------------------------------    Year ended
  Dollars in thousands,      March 31, 1996  June 30, 1996  September 30,  December 31, 1996  December 31, 1996
  except per share data                                        1996
  -------------------------------------------------------------------------------------------------------------
  Net revenues                    $3,101         $4,536         $5,715            $7,061            $20,413
  Gross profit                     2,011          2,972          3,903             5,083             13,969
  Operating expenses               1,782          2,566          3,384             4,178             11,910
  Operating income                   229            406            519               905              2,059
  Net income                         176            434            521               720              1,851
  Earnings per share                0.04           0.08           0.10              0.13               0.36

  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

       During 1996, there were no disagreements with the Company's independent public accountants on accounting procedures or accounting and financial disclosures.


                                    PART III


  Item 10.  Directors and Executive Officers of the Registrant

       Information concerning the directors and executive officers of the Registrant is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

  Item 11.  Executive Compensation

       Information concerning management compensation is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Executive Compensation," "Director Compensation," "Report of the Compensation Committee of the Board of Directors" and "Company Performance."

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Security Ownership."

  Item 13.  Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Certain Transactions."

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a)(1)  Financial Statements

          The following consolidated financial statements of Engineering Animation, Inc. and its subsidiaries are included in Part II of this report:

                                                                           Page
                                                                           ----

          Report of Independent Auditors.................................... 29

          Consolidated Balance Sheets - December 31, 1996 and 1995.......... 30

          Consolidated Statements of Income - years ended
          December 31, 1996, 1995 and 1994.................................. 31

          Consolidated Statement of Stockholders' Equity - years
          ended December 31, 1996, 1995 and 1994............................ 32

          Consolidated Statements of Cash Flows - years ended
          December 31, 1996, 1995 and 1994.................................. 33

          Notes to Consolidated Financial Statements........................ 34

  (a)(2)  Financial Statement Schedule

          None

  (a)(3)  List of Exhibits:

          Exhibit
          Number     Description
          ------     -----------

          3.1        Certificate of Incorporation*

          3.2        By-laws*

          4.1        Specimen Common Stock Certificate*

          4.2 Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of January 1, 1996*

          10.1       Amended and Restated 1994 Stock Option Plan+*

          10.2       Non-Employee Directors Stock Option Plan+*

          10.3 Employment and Severance Agreements by and between the Company and Matthew M. Rizai, dated as of January 1, 1996+*

          10.4 Employment and Severance Agreements by and between the Company and Martin J. Vanderploeg, dated as of January 1, 1996+*

          10.5 Employment and Severance Agreements by and between the Company and Jamie A. Wade, dated as of January 1, 1996+*

          10.6 Employment and Severance Agreements by and between the Company and Jay E. Shannan, dated as of January 1, 1996+*

          10.7 Employment and Severance Agreements by and between the Company and Jeff D. Trom, dated as of January 1, 1996+*

          10.8       Employment Agreement by and between the Company and Michael
                     J. Jablo, dated as of September 18, 1995+*

          10.9 Employment and Severance Agreements by and between the Company and Michael K. Jewell, dated as of January 26, 1996+*

          10.10 Option Agreement by and between the Company and Matthew M. Rizai, dated June 9, 1994+*

          10.11 Option Agreement by and between the Company and Martin J. Vanderploeg, dated June 9, 1994+*

          10.12 Option Agreement by and between the Company and Matthew M. Rizai, dated as of February 11, 1995+*

          10.13 Option Agreement by and between the Company and Martin J. Vanderploeg, dated February 11, 1995+*

          10.14 Option Agreement by and between the Company and Jay E. Shannan, dated February 11, 1995+*

          10.15 Option Agreement by and between the Company and Jeff D. Trom, dated February 11, 1995+*

          10.16 Option Agreement by and between the Company and Jamie A. Wade, dated February 11, 1995+*

          10.17 Ground Lease Agreement between Iowa State University Research Park Corporation and the Company, dated June 1, 1995*

          10.18      Mortgage between CRE, Inc. and the Company, dated June 29,
                     1995*

          10.19 Lease Assignment and Agreement between CRE, Inc. and the Company, dated June 14, 1995*

          10.20 Lease Agreement between CRE, Inc. and the Company, dated June 14, 1995*

          10.21 Work for hire Contracts between Wm. C. Brown Publishers, a division of Wm. C. Brown Communication, Inc. and the Company, dated November 14, 1994, as amended by Addendum dated December 21, 1995*

          10.22 Publishing Agreement between Mosby-Year Book, Inc. and the Company, dated November 1, 1995*

          10.23 Design and Development Agreement between Warner Books, Inc. and the Company, dated July 17, 1995*

          10.24 Distribution Agreement between SDRC Operations, Inc. and the Company, dated December 29, 1995*

          10.25 License Agreement between the Company and Iowa State University Research Foundation, dated July 30, 1990, as amended on November 15, 1993*

          11.1       Statement re: Computation of Per Share Earnings

          23.1       Consent of Ernst & Young LLP

          27.1       Financial Data Schedule
       _____________
       +  Denotes compensatory plan.
       * Incorporated herein by reference from the Company's Registration Statement on Form S-1, SEC file no. 33-80705.


  (b)  Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                               INDEX TO EXHIBITS


  Exhibit
  Number      Description
  ------      -----------

  11.1        Computation of Per Share Earnings

  23.1        Consent of Ernst & Young LLP

  27.1        Financial Data Schedule