Form 10-Q
period 1997-03-31
ENGINEERING ANIMATION INC
filed 1997-05-06
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               ------------------

                                    FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number  2-7670

                           ENGINEERING ANIMATION, INC.
             [EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER]

     DELAWARE                                 42-1323712
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)     IDENTIFICATION NUMBER)

                              2321 NORTH LOOP DRIVE
                                AMES, IOWA  50010
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                             ----------------------

                                  (515)296-9908
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ----------------------


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

     AS OF MAY 1, 1997, THERE WERE 4,701,960 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                          PAGE
                                                                         ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          At March 31, 1997 and December 31, 1996                         3

          Condensed Consolidated Statements of Income
          For the three months ended March 31, 1997 and 1996              4

          Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 1997 and 1996              5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                               13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ENGINEERING ANIMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    ---------------------------
                                                      March 31,     December 31,
                                                        1997            1996
                                                     ----------      ---------
ASSETS                                               (Unaudited)       (Note)
Current assets:
  Cash and cash equivalents                          $   10,203      $   9,350
  Short-term investments                                  7,467          9,884
  Accounts receivable:
    Billed                                                7,476          6,666
    Unbilled                                              3,684          3,334
  Deferred income taxes                                      54             48
  Prepaid expenses                                          688            390
                                                     ----------      ---------
      Total current assets                               29,572         29,672

Property and equipment, net                               5,904          5,192

Other assets:
  Note receivable                                         1,408          1,408
  Software development costs, net                           856            602
  Other                                                     914          1,082
                                                     ----------      ---------
      Total assets                                   $   38,654      $  37,956
                                                     ----------      ---------
                                                     ----------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $      809      $   1,058
  Accrued expenses                                          414            278
  Accrued compensation                                      795          1,135
  Deferred revenue                                          318            400
  Deferred income taxes                                     119            119
  Current portion of debt and lease obligations              64             62
  Income taxes payable                                      538            132
                                                     ----------      ---------
      Total current liabilities                           3,057          3,184

Debt and lease obligations, long term portion               788            872
Deferred income taxes                                       919            826

Stockholders' equity                                     33,890         33,074
                                                     ----------      ---------
      Total liabilities and stockholders' equity     $   38,654      $  37,956
                                                     ----------      ---------
                                                     ----------      ---------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data; unaudited)


                                                    ---------------------------
                                                    Three Months ended March 31
                                                        1997            1996
                                                     ----------      ---------
 Net revenues:
  3D visualization software products                 $    3,049      $     801
  Interactive software products                           2,210            832
  Custom animation products                               2,417          1,468
                                                     ----------      ---------
Total revenues                                            7,676          3,101

Cost of revenues                                          2,425          1,090
                                                     ----------      ---------
Gross profit                                              5,251          2,011

Operating expenses:
  Sales and marketing                                     2,369          1,089
  General and administrative                                925            439
  Research and development                                  917            254
                                                     ----------      ---------
Total operating expenses                                  4,211          1,782
                                                     ----------      ---------
Income from operations                                    1,040            229

Interest income, net                                        265             67
                                                     ----------      ---------
Income before income taxes                                1,305            296
Income taxes                                                520            120
                                                     ----------      ---------
Net income                                           $      785      $     176
                                                     ----------      ---------
                                                     ----------      ---------
Earnings per share of common stock                   $     0.14      $    0.04
                                                     ----------      ---------
                                                     ----------      ---------
Weighted average number of common and
  equivalent shares outstanding                           5,498          4,312
                                                     ----------      ---------
                                                     ----------      ---------
See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                    ---------------------------
                                                    Three Months ended March 31,
                                                        1997            1996
                                                     ----------      ---------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES     $     (295)     $     229

INVESTING ACTIVITIES
Purchases of property and equipment                      (1,026)          (341)
Development of software                                    (250)           (79)
Maturities of marketable securities                       2,417              -
                                                     ----------      ---------
      Net cash used by investing activities               1,141           (420)

FINANCING ACTIVITIES
Proceeds from short-term borrowing                                         600
Payments on short-term borrowing                              -           (600)
Decrease in restricted cash                                  71              -
Payments on long-term debt                                  (82)        (1,164)
Net proceeds from issuance of common stock                   18         29,078
                                                     ----------      ---------
      Net cash provided by financing activities               7         27,914
                                                     ----------      ---------
      Net increase in cash and cash equivalents             853         27,723

Cash and cash equivalents at beginning of period          9,350            491
                                                     ----------      ---------
Cash and cash equivalents at end of period           $   10,203      $  28,214
                                                     ----------      ---------
                                                     ----------      ---------
See accompanying notes.

                           ENGINEERING ANIMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Engineering Animation Europe B.V., its wholly-owned subsidiary established in June 1996.
All intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   INITIAL PUBLIC OFFERING

     In February 1996, the Company completed its initial public offering and issued 1,825,000 shares of its common stock. The Company received approximately $29.0 million of cash, net of underwriting discounts and other offering costs.


3.   EARNINGS PER SHARE

     Per share earnings are based on the weighted average number of shares of common stock and common stock equivalents outstanding. The dilutive effect of outstanding stock options was determined based upon the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock equivalents granted at exercise prices less than the initial public offering price during the twelve months immediately preceding the initial public offering have been included in the determination of shares used in the calculation of earnings per share as if they were outstanding for all periods.

The Company repaid approximately $1,712,000 of bank debt with the proceeds of the initial public offering. The impact on earnings per share was not significant.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.02 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                           ENGINEERING ANIMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET REVENUES

The Company's total revenues are derived from sales of three dimensional ("3D") visualization software products, interactive software products and custom animation products. 3D visualization software products were formerly referred to as animation software tools. The Company recognizes revenues based upon labor and other costs incurred and progress to completion on contracts.
Revenues from sales of 3D visualization software products are recognized upon delivery of the 3D visualization software products to the customer and satisfaction of significant related obligations, if any. Revenues from customer support are included in 3D visualization software products revenue and represent less than 5% of total revenues. These revenues are deferred and recognized ratably over the period the customer support services are provided.

The Company's total revenues increased 148% to $7.7 million for the three months ended March 31, 1997 from $3.1 million for the three months ended March 31, 1996. 3D visualization software products revenue increased 281% to $3.0 million for the three months ended March 31, 1997 from $801,000 for the three months ended March 31, 1996, as a result of increased product sales. Interactive software product revenues increased 166% to $2.2 million for the three months ended March 31, 1997 from $832,000 for the three months ended March 31, 1996, primarily due to additional projects for interactive software products. Custom animation products revenue increased 65% to $2.4 million for the three months ended March 31, 1997 from $1.5 million for the three months ended March 31, 1996, primarily due to additional projects in custom animation products.

COST OF REVENUES

The cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. Cost of revenues increased 122% to $2.4 million for the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996, primarily due to expenses associated with new development contracts in 3D visualization software products and increased development costs for interactive software projects. The Company's cost of revenues as a percentage of revenues was 32% for the three months ended March 31, 1997 compared to 35% for the three months ended March 31, 1996.

OPERATING EXPENSES

SALES AND MARKETING.     Sales and marketing expenses include personnel costs
related to sales, marketing and customer service activities, as well as costs attributable to promotional materials, mail campaigns, trade shows and advertising. Sales and marketing expenses increased 118% to $2.4 million for the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996, primarily due to costs associated with expansion of sales force and increased marketing costs. Sales and marketing expenses were 31% of total revenues for the three months ended March 31, 1997 compared to 35% for the three months ended March 31, 1996. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist of
salaries and facility costs for administrative, executive and accounting personnel, as well as consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses increased 111% to $925,000 for the three months ended March 31, 1997 from $439,000 for the three months ended March 31, 1996, primarily a result of increased administrative staff and related costs. General and administrative expenses were 12% of total revenues for the three months ended March 31, 1997 compared to 14% for the three months ended March 31, 1996. The decrease of general and administrative expenses as a percentage of revenues for the three months ended March 31, 1997 was primarily a result of spreading expenses over higher revenues.

RESEARCH AND DEVELOPMENT.     Research and development expenses consists of
salaries, related facility costs, equipment costs and outside consulting fees. Research and development expenses increased 261% to $917,000 for the three months ended March 31, 1997 from $254,000 for the three months ended March 31, 1996. Research and development expenses were 12% of total revenues for the three months ended March 31, 1997 compared to 8% for the three months ended March 31, 1996. The increase in research and development expenses for the three months ended March 31, 1997 was primarily due to additional personnel and related costs required to meet the increased demand for 3D visualization software and interactive software products.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through borrowings, customer advances, capital lease financing and net proceeds of approximately $29.0 million from the Company's initial public offering of Common Stock in February 1996. As of March 31, 1997, the Company had $10.2 million in cash and cash equivalents and $7.5 million in short-term investments.

Net cash used by operating activities was $295,000 for the three months ended March 31, 1997, primarily due to an increase in accounts receivables, offset by net income, depreciation, and an increase in income taxes payable. Accounts receivable at March 31, 1997 increased approximately $810,000 to $7.5 million from $6.7 million at December 31, 1996. The increase in accounts receivable was due to increased revenues and increased size of the Company's contracts, which historically have taken a longer period to collect than smaller contracts. The

Company's accounts receivable balance will vary from quarter to quarter, depending on the number and size of client projects and on the timing of completion of the projects.

The Company had a $1.0 million line of credit agreement with a commercial bank, which expired on May 1, 1997 and was secured by substantially all of the assets of the Company. As of March 31, 1997, the Company had no outstanding borrowings against this line of credit. The Company did not renew the credit agreement upon its expiration.

The Company believes its current cash and short-term investment balances will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitations any such statements made or to be made in the Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

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


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including: the time of the introduction of new visualization software and interactive software products by the Company and by its competitors; seasonality of certain customer purchases of interactive software products; product mix; general economic conditions; and the Company's ability to obtain agreements from publishers and distributors to market the Company's interactive software products. The Company's products are sold in markets which change rapidly and the Company must continually anticipate and adapt its products to emerging computer technologies and capabilities.

The market for the Company's three-dimensional visualization software products is emerging and dependent upon a number of a variables, including consumer preferences and the rate of adoption of new technology. There is a risk that these markets will not continue to grow and that the Company's three-dimensional visualization software products will not be accepted by the markets. The market for the Company's interactive software products is emerging and dependent upon a number of variables, including consumer preferences, shipments of, and the installed base of, multimedia personal computers, and the number of developers creating interactive software products. There is risk that the Company's interactive software products will not be accepted by the market or that the Company will be unable to respond to evolving requirements of the market.

For a more complete discussion of these risk factors, see the Company's Form 10-K, filed March 31, 1997.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - See Index to Exhibits

          (b)  Reports on Form 8-K.

               No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 1997                       ENGINEERING ANIMATION, INC.
                                        (Registrant)

                                        By:  /s/ Michael K. Jewell
                                            -------------------------------
                                             Michael K. Jewell
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                INDEX TO EXHIBITS

                                                                  Sequentially
                                                                    Numbered
Exhibit   Description                                                 Page
-------   -----------                                             -------------

27.       Financial Data Schedule