Form 10-Q
period 1997-06-30
ENGINEERING ANIMATION INC
filed 1997-08-13
CIK 1005270

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                  __________________

                                      FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

         (1)  YES      X               NO
                  -----------               ----------

         (2)  YES      X               NO
                  -----------               ----------


    AS OF AUGUST 7, 1997, THERE WERE 5,724,669 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

                             ENGINEERING ANIMATION, INC.

                                      FORM 10-Q

                                        INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         At June 30, 1997 and December 31, 1996                            3

         Condensed Consolidated Statements of  Income
         For the three and six months ended June 30, 1997 and 1996         4

         Condensed Consolidated Statements of Cash Flows
         For the six months ended June 30, 1997 and 1996                   5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         ENGINEERING ANIMATION, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                               ---------------------------
                                                  June 30,    December 31,
                                                    1997         1996
                                               -------------  ------------
Assets                                           (Unaudited)     (Note)
Current assets:
  Cash and cash equivalents                     $  21,209     $  9,350
  Short-term investments                           21,484        9,884
  Accounts receivable:
     Billed                                         8,220        6,666
     Unbilled                                       4,131        3,334
  Deferred income taxes                               114           48
  Prepaid expenses                                  1,048          390
                                               -------------  ------------

        Total current assets                       56,206       29,672

Property and equipment, net                         7,604        5,192

Other assets:
  Note receivable                                   1,408        1,408
  Software development costs, net                   1,129          602
  Other                                               808        1,082
                                               -------------  ------------
        Total assets                            $  67,155    $  37,956
                                               -------------  ------------
                                               -------------  ------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                               $  1,550     $  1,058
  Accrued expenses                                    525          278
  Accrued compensation                              1,067        1,135
  Deferred revenue                                    287          400
  Deferred income taxes                               119          119
  Current portion of debt and
    lease obligations                                 66           62
  Income taxes payable                               238          132
                                               -------------  ------------
        Total current liabilities                  3,852        3,184

Debt and lease obligations, long
  term portion                                       674          872
Deferred income taxes                              1,050          826

Stockholders' equity                              61,579       33,074
                                               -------------  ------------

        Total liabilities and
            stockholders' equity               $  67,155    $  37,956
                                               -------------  ------------
                                               -------------  ------------


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data; unaudited)

                                        -----------------------    -----------------------
                                          Three Months ended        Six Months ended
                                               June 30                    June 30
                                           1997        1996           1997         1996
                                        ---------    ----------    ---------    ----------
 Net revenues:
  3D visualization software products    $  3,608     $  1,299     $  6,657     $ 2,100
  Interactive software products            2,774        1,605        4,984       2,437
  Custom animation products                2,420        1,632        4,837       3,100
                                        ---------    ----------    ---------    ----------

Total revenues                             8,802        4,536       16,478       7,637

Cost of revenues                           2,779        1,564        5,204       2,654
                                        ---------    ----------    ---------    ----------

Gross profit                               6,023        2,972       11,274       4,983

Operating expenses:
  Sales and marketing                      2,588        1,529        4,957       2,618
  General and administrative                 970          653        1,895       1,092
  Research and development                 1,029          384        1,946         638
                                        ---------    ----------    ---------    ----------

Total operating expenses                   4,587        2,566        8,798       4,348
                                        ---------    ----------    ---------    ----------

Income from operations                     1,436          406        2,476         635

Interest income, net                         295          328          560         395
                                        ---------    ----------    ---------    ----------

Income before income taxes                 1,731          734        3,036       1,030
Income taxes                                 690          300        1,210         420
                                        ---------    ----------    ---------    ----------

Net income                              $  1,041      $   434      $ 1,826      $  610
                                        ---------    ----------    ---------    ----------
                                        ---------    ----------    ---------    ----------
Earnings per share of common stock       $  0.18      $  0.08      $  0.32      $ 0.13
                                        ---------    ----------    ---------    ----------
                                        ---------    ----------    ---------    ----------
Weighted average number of common and
  equivalent shares outstanding            5,763        5,389        5,624        4,843
                                        ---------    ----------    ---------    ----------
                                        ---------    ----------    ---------    ----------


See accompanying notes.

                         ENGINEERING ANIMATION, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                    ---------------------------
                                                    Six Months ended June 30,
                                                          1997         1996
                                                    -------------  ------------
Net cash provided (used) by operating
   activities                                            $  491       $  (689)

Investing activities
Purchase of notes receivable                                 -          (658)
Purchases of property and equipment                     (3,089)       (2,247)
Development of software                                   (574)         (150)
Other activities                                             -          (145)
Purchases of marketable securities                     (11,600)          -
                                                    -------------  ------------
        Net cash used by investing activities          (15,263)       (3,200)

Financing activities
Proceeds from short-term borrowing                           -          600
Payments on short-term borrowing                             -          (600)
Decrease in restricted cash                                140          -
Payments on long-term debt                                (194)       (1,201)
Net proceeds from issuance of common stock              26,685        29,066
                                                    -------------  ------------
        Net cash provided by financing activities       26,631        27,865
                                                    -------------  ------------

        Net increase in cash and cash equivalents       11,859        23,976

Cash and cash equivalents at beginning of period         9,350           491
                                                    -------------  ------------
Cash and cash equivalents at end of period           $  21,209     $  24,467
                                                    -------------  ------------
                                                    -------------  ------------


See accompanying notes.

                             ENGINEERING ANIMATION, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Engineering Animation Europe B.V., the Company's wholly-owned subsidiary established in June 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending
December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.  PUBLIC OFFERINGS

    In February 1996, the Company completed its initial public offering and issued 1,825,000 shares of its common stock. The Company received approximately $29.0 million of cash, net of underwriting discounts and other offering costs. In June 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock. The Company received approximately $26.6 million of cash, net of underwriting discounts and other offering costs.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the

Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1997 and June 30, 1996 of $0.03 and $0.01 per share, respectively, and an increase in primary earnings per share for the six months ended June 30, 1997 and June 30, 1996 of $0.06 and $0.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                             ENGINEERING ANIMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET REVENUES

The Company's total revenues are derived from sales of three dimensional ("3D") visualization software products, interactive software products and custom animation products. 3D visualization software products were formerly referred to as animation software tools. Revenues from sales of 3D visualization software products are recognized upon delivery of the product to the customer and satisfaction of significant related obligations, if any. Revenues from customer support are included in 3D visualization software products revenue and represent less than 5% of total revenues. Customer support revenues are deferred and recognized ratably over the period the customer support services are provided. The Company recognizes revenues from interactive software products and custom animation products based upon labor and other costs incurred and progress to completion on contracts.

The Company's total revenues increased 94% to $8.8 million for the three months ended June 30, 1997 from $4.5 million for the three months ended June 30, 1996, and increased 116% to $16.5 million for the six months ended June 30, 1997 from $7.6 million for the six months ended June 30, 1996. 3D visualization software products revenue increased 178% to $3.6 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996, and increased 217% to $6.7 million for the six months ended June 30, 1997 from $2.1 million for the six months ended June 30, 1996, as a result of increased product sales. Interactive software product revenues increased 73% to $2.8 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996, and increased 105% to $5.0 million for the six months ended June 30, 1997 from $2.4 million for the six months ended June 30, 1996, primarily due to additional projects for interactive software products. Custom animation products revenue increased 48% to $2.4 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996, and increased 56% to $4.8 million for the six months ended June 30, 1997 from $3.1 million for the six months ended June 30, 1996, primarily due to additional projects in custom animation products.

COST OF REVENUES

The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. The Company's cost of revenues increased 78% to $2.8 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996, and increased 96% to $5.2 million for the six months ended June 30, 1997 from $2.7 million for the six months ended June 30, 1996, primarily due to expenses associated with new development contracts in 3D visualization software products and increased development costs for interactive software projects. The Company's cost of revenues as a percentage of revenues decreased to 32% for the three months ended June 30, 1997 from 34% for the three months ended June 30, 1996 and decreased to 32% for the six months ended June 30, 1997 compared to 35% for the six months ended June 30, 1996. The decrease in cost of revenues as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

OPERATING EXPENSES

SALES AND MARKETING. The Company's sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as costs attributable to promotional materials, mail campaigns, trade shows and advertising. The Company's sales and marketing expenses increased 69% to $2.6 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996, and increased 89% to $5.0 million for the six months ended June 30, 1997 from $2.6 million for the six months ended June 30, 1996, primarily due to costs associated with expansion of sales force and increased marketing costs. Sales and marketing expenses decreased to 29% of total revenues for the three months ended June 30, 1997 from 34% for the three months ended June 30, 1996, and decreased to 30% of total revenues for the six months ended June 30, 1997 from 34% for the six months ended June 30, 1996. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses consist of salaries and facility costs for administrative, executive and accounting personnel, as well as consulting expenses, insurance costs, professional fees and other costs. The Company's general and administrative expenses increased 49% to $970,000 for the three months ended June 30, 1997 from $653,000 for the three months ended June 30, 1996, and increased 74% to $1.9 million for the six months ended June 30, 1997 from $1.1 million for the six months ended June 30, 1996, primarily a result of increased administrative staff and related costs. General and administrative expenses decreased to 11% of total revenues for the three months ended June 30, 1997 from 14% for the three months ended June 30, 1996, and decreased to 12% of total revenues for the six months ended June 30, 1997 from 14% for the six months ended June 30, 1996. The decrease of general and administrative expenses as a percentage of revenues was primarily a result of spreading expenses over higher revenues.

RESEARCH AND DEVELOPMENT.    The Company's research and development expenses
consists of salaries, related facility costs, equipment costs and outside consulting fees. The Company's research and development expenses increased 168% to $1.0 million for the three months ended June 30, 1997 from $384,000 for the three months ended June 30, 1996, and increased 205% to $1.9 million for the six months ended June 30, 1997 from $638,000 for the six months ended June 30, 1996. Research and development expenses increased to 12% of total revenues for the three months ended June 30, 1997 from 8% for the three months ended June 30, 1996, and increased to 12% of total revenues for the six months ended June 30, 1997 from 8% for the six months ended June 30, 1996. The increase in research and development expenses was primarily due to additional personnel and related costs required to meet the increased demand for 3D visualization software and interactive software products.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through borrowings, customer advances, capital lease financing and net proceeds of approximately $29.0 million from the Company's initial public offering of Common Stock in February 1996 and approximately $26.6 million from the Company's follow-on offering of Common Stock in June 1997. As of June 30, 1997, the Company had $21.2 million in cash and cash equivalents and $21.5 million in short-term investments.

Net cash provided by operating activities was $491,000 for the six months ended June 30, 1997, primarily due to net income, depreciation and an increase in accounts payable, offset by an increase in accounts receivables. Accounts receivable at June 30, 1997 increased approximately $1.5 million to $8.2 million from $6.7 million at December 31, 1996. The increase in accounts receivable was due to increased revenues and increased size of the Company's contracts, which historically have taken a longer period to collect than smaller contracts. The Company's accounts receivable balance will vary from quarter to quarter, depending on the number and size of client projects and on the timing of completion of the projects.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on April 30, 1997, the stockholders of the Company (1) elected Jamie A. Wade as director of the Company to hold office until the 2000 annual meeting of stockholders (subject to the election and qualification of his successor and to his earlier death, resignation or removal); (2) approved the amendment and restatement of the Company's Non-Employee Directors Stock Option Plan, decreasing the number of shares reserved for issuance under such plan by 190,000 to 60,000; (3) approved the amendment and restatement of the Company's Employee Stock Option Plan, increasing the number of shares reserved for issuance under such plan by 190,000 to 1,190,000; and (4) ratified the appointment of Ernst & Young LLP as auditors. The votes were as follows:

                                            Votes for      Votes withheld      Abstain


(1) Election of director:
    Jamie A. Wade                           4,351,791

(2) Approval of Amendment and
    Restatement of Non-Employee
    Directors Stock Option Plan             4,299,673           25,852           6,814

(3) Approval of Amendment and
    Restatement of Employee Stock
    Option Plan                             2,765,546        1,562,785           4,008

(4) Ratification of the appointment
    of Ernst & Young LLP as auditors        4,350,696            4,759             491



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - See Index to Exhibits

         (b)  Reports on Form 8-K.

              No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 1997_______________    ENGINEERING ANIMATION, INC.
                                       (Registrant)

                                       By:  /s/ Michael K. Jewell
                                           -----------------------------
                                           Michael K. Jewell
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                            INDEX TO EXHIBITS


Exhibit       Description
-------       -----------

10.1          Amended and Restated 1994 Stock Option Plan

10.2          Amended and Restated Non-Employee Directors Stock Option Plan

27.           Financial Data Schedule