Form 10-Q
period 1997-09-30
ENGINEERING ANIMATION INC
filed 1997-11-14
CIK 1005270

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                  __________________

                                      FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

                    (1)  YES  /X/            NO  / /

                    (2)  YES  /X/            NO  / /


   AS OF NOVEMBER 12, 1997, THERE WERE 5,778,869 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

                             ENGINEERING ANIMATION, INC.

                                      FORM 10-Q

                                        INDEX


PART I.        FINANCIAL INFORMATION                                     PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         At September 30, 1997 and December 31, 1996                        3

         Condensed Consolidated Statements of  Income
         For the three and nine months ended September 30, 1997 and 1996    4

         Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1997 and 1996              5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             ENGINEERING ANIMATION, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                                  September 30,  December 31,
                                                      1997          1996
                                                   ------------  ------------
ASSETS                                             (Unaudited)     (Note)
Current assets:
  Cash and cash equivalents                        $  4,842      $  9,350
  Short-term investments                             33,105         9,884
  Accounts receivable:
    Billed                                           11,636         6,666
    Unbilled                                          6,182         3,334
  Deferred income taxes                                 228            48
  Prepaid expenses                                    1,312           390
                                                   --------       -------
       Total current assets                          57,305        29,672

Property and equipment, net                           9,896         5,192

Other assets:
  Note receivable                                     1,408         1,408
  Software development costs, net                     1,400           602
  Other                                                 762         1,082
                                                   --------       -------
       Total assets                                $ 70,771       $ 37,956
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  1,795      $  1,058
  Accrued expenses                                    1,192           991
  Accrued compensation                                1,889         1,135
                                                   --------       -------
       Total current liabilities                      4,876         3,184

Debt and lease obligations, long term portion           593           872
Deferred income taxes                                 1,171           826

Stockholders' equity                                 64,131        33,074
                                                   --------       -------
       Total liabilities and stockholders' equity  $ 70,771      $ 37,956
                                                   ========       =======

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                                ENGINEERING ANIMATION, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data; unaudited)


                                       Three Months ended September 30   Nine Months ended September 30
                                           1997               1996          1997             1996
                                       -----------       -------------    ---------       -----------
 Net revenues:
  3D visualization software products      $  6,978       $  2,922         $ 13,635       $ 5,022
  Interactive Products                       4,108          2,793           13,929         8,330
                                          --------       --------         ---------      --------

Total revenues                              11,086          5,715           27,564        13,352

Cost of revenues                             3,158          1,812            8,362         4,466
                                          --------       --------         ---------      --------
Gross profit                                 7,928          3,903           19,202         8,886

Operating expenses:
  Sales and marketing                        3,267          2,192            8,224         4,810
  General and administrative                 1,073            569            2,968         1,661
  Research and development                   1,415            623            3,361         1,261
                                          --------       --------         ---------      --------
Total operating expenses                     5,755          3,384           14,553         7,732
                                          --------       --------         ---------      --------
Income from operations                       2,173            519            4,649         1,154

Interest income, net                           594            336            1,154           731
                                          --------       --------         ---------      --------
Income before income taxes                   2,767            855            5,803         1,885
Income taxes                                 1,078            334            2,288           754
                                          --------       --------         ---------      --------
Net income                                $  1,689         $  521          $ 3,515        $ 1,131
                                          ========       ========          ========       =======
Earnings per share of common stock         $  0.25        $  0.10           $ 0.59        $  0.22
                                          ========       ========          ========       =======
Weighted average number of common and
  equivalent shares outstanding              6,659          5,387            5,950          5,052
                                          ========       ========          ========       =======

See accompanying notes.

                      ENGINEERING ANIMATION, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands; unaudited)


                                                 Nine Months ended September 30,
                                                 -------------------------------
                                                      1997              1996
                                                     -----             -----
NET CASH USED BY OPERATING ACTIVITIES             $  (1,470)     $  (2,585)

INVESTING ACTIVITIES
Purchase of notes receivable                              -           (658)
Purchases of property and equipment                  (5,795)        (3,009)
Development of software                                (948)          (182)
Other activities                                         (9)          (145)
Purchases of marketable securities                  (23,221)           -
                                                   ---------        --------
       Net cash used by investing activities        (29,973)        (3,994)

FINANCING ACTIVITIES
Proceeds from short-term borrowing                        -            600
Payments on short-term borrowing                          -           (600)
Decrease in restricted cash                             212           -
Payments on long-term debt                             (278)        (1,208)
Net proceeds from issuance of common stock           27,001         29,066
                                                    --------        -------
       Net cash provided by financing activities     26,935         27,858
                                                    --------        -------
       Net (decrease) increase in cash and
        cash equivalents                             (4,508)        21,279

Cash and cash equivalents at beginning of period      9,350            491
                                                   --------      ---------
Cash and cash equivalents at end of period         $  4,842      $  21,770
                                                  =========      ==========


See accompanying notes.

                             ENGINEERING ANIMATION, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the

Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended September 30, 1997 and September 30, 1996 of $0.04 and $0.01 per share, respectively and an increase in primary earnings per share for the nine months ended September 30, 1997 and September 30, 1996 of $0.10 and $0.04 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


4.   PENDING MERGERS WITH ROSETTA TECHNOLOGIES, INC. AND CIMTECHNOLOGIES
     CORPORATION

     On October 30, 1997, the Company entered into definitive merger agreements with Technology Company Ventures L.L.C. ("Ventures"), the majority shareholder of Rosetta Technologies, Inc., ("Rosetta") and Cimtechnologies Corporation ("Cimtech"). Both the Ventures and Cimtech mergers will be accounted for as poolings of interests. In a separate transaction, the Company will acquire the remaining minority interest in Rosetta. This transaction will be accounted for as a purchase. The definitive agreements provide that, upon the effective date of the transactions, the Company will acquire Ventures and the minority interest in Rosetta for approximately
$25.5 million of the Company's common stock and Cimtech for approximately
$6 million of the Company's common stock. The Company expects all the transactions to be completed in the fourth quarter of 1997, subject to regulatory and shareholder approvals.

                             ENGINEERING ANIMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET REVENUES

The Company's total revenues are derived from sales of three dimensional ("3D") visualization software products and interactive products. Interactive products combines two products, formerly referred to as interactive software products and custom animation products. Revenues from sales of 3D visualization software products are recognized upon delivery of the product to the customer and satisfaction of significant related obligations, if any. Revenues from customer support are included in 3D visualization software products revenue and represent less than 5% of total revenues. Customer support revenues are deferred and recognized ratably over the period the customer support services are provided. The Company recognizes revenues from interactive products based upon labor and other costs incurred and progress to completion on contracts.

The Company's total revenues increased 94% to $11.1 million for the three months ended September 30, 1997 from $5.7 million for the three months ended September 30, 1996, and increased 106% to $27.6 million for the nine months ended September 30, 1997 from $13.4 million for the nine months ended September 30, 1996. 3D visualization software products revenue increased 139% to $7.0 million for the three months ended September 30, 1997 from $2.9 million for the three months ended September 30, 1996, and increased 172% to $13.7 million for the nine months ended September 30, 1997 from $5.0 million for the nine months ended September 30, 1996, as a result of increased product sales. Interactive product revenues increased 47% to $4.1 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996, and increased 67% to $13.9 million for the nine months ended September 30, 1997 from $8.3 million for the nine months ended September 30, 1996, primarily due to additional projects for interactive products.

COST OF REVENUES

The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. The Company's cost of revenues increased 74% to $3.2 million for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996, and increased 87% to $8.4 million for the nine months ended September 30, 1997 from $4.5 million for the nine months ended September 30, 1996, primarily due to expenses associated with new development contracts in 3D visualization software products and increased development costs for interactive projects. The Company's cost of revenues as a percentage of revenues decreased to 29% for the three months ended September 30, 1997 from 32% for the three months ended September 30, 1996 and decreased to 30% for the nine months ended September 30, 1997 compared to 33% for the nine months ended September

30, 1996. The decrease in cost of revenues as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

OPERATING EXPENSES

SALES AND MARKETING.    The Company's sales and marketing expenses include
personnel costs related to sales, marketing and customer service activities, as well as costs attributable to promotional materials, mail campaigns, trade shows and advertising. The Company's sales and marketing expenses increased 49% to $3.3 million for the three months ended September 30, 1997 from $2.2 million for the three months ended September 30, 1996, and increased 71% to $8.2 million for the nine months ended September 30, 1997 from $4.8 million for the nine months ended September 30, 1996, primarily due to costs associated with expansion of sales force and increased marketing costs. Sales and marketing expenses decreased to 30% of total revenues for the three months ended September 30, 1997 from 38% for the three months ended September 30, 1996, and decreased to 30% of total revenues for the nine months ended September 30, 1997 from 36% for the nine months ended September 30, 1996. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses consist of salaries and facility costs for administrative, executive and accounting personnel, as well as consulting expenses, insurance costs, professional fees and other costs. The Company's general and administrative expenses increased 89% to $1.1 million for the three months ended September 30, 1997 from $569,000 for the three months ended September 30, 1996, and increased 78% to $3.0 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996, primarily a result of increased administrative staff and related costs. General and administrative expenses remained at 10% of total revenues for the three months ended September 30, 1997 and 1996, and decreased to 11% of total revenues for the nine months ended September 30, 1997 from 12% for the nine months ended September 30, 1996. The decrease of general and administrative expenses as a percentage of revenues was primarily a result of spreading expenses over higher revenues.

RESEARCH AND DEVELOPMENT.    The Company's research and development expenses
consists of salaries, related facility costs, equipment costs and outside consulting fees. The Company's research and development expenses increased 127% to $1.4 million for the three months ended September 30, 1997 from $623,000 for the three months ended September 30, 1996, and increased 166% to $3.4 million for the nine months ended September 30, 1997 from $1.3 million for the nine months ended September 30, 1996. Research and development expenses increased to 13% of total revenues for the three months ended September 30, 1997 from 11% for the three months ended September 30, 1996, and increased to 12% of total revenues for the nine months ended September 30, 1997 from 9% for the nine months ended September 30, 1996. The increase in research and development expenses was primarily due to additional personnel and related costs required to meet the increased demand for 3D visualization software and interactive software products.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through borrowings, customer advances, capital lease financing and net proceeds of approximately $29.0 million from the Company's initial public offering of Common Stock in February 1996 and approximately $26.6 million from the Company's follow-on offering of Common Stock in June 1997. As of September 30, 1997, the Company had $37.9 million in cash, cash equivalents and short-term investments.

Net cash used by operating activities was $1.5 million for the nine months ended September 30, 1997, primarily due to increases in receivables, offset by net income, depreciation and increases in accounts payable and accrued compensation. Accounts receivable at September 30, 1997 increased approximately $4.9 million to $11.6 million from $6.7 million at December 31, 1996. The increase in accounts receivable was due to increased revenues and increased size of the Company's contracts, which historically have taken a longer period to collect than smaller contracts. The Company's accounts receivable balance will vary from quarter to quarter, depending on the number and size of client projects and on the timing of completion of the projects.

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

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits - See Index to Exhibits

         (b)  Reports on Form 8-K.

              No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  NOVEMBER 12, 1997                  ENGINEERING ANIMATION,INC.
                                          (Registrant)

                                          By:  /S/  JEROME M. BEHAR
                                          ------------------------------
                                          Jerome M. Behar
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

                                  INDEX TO EXHIBITS



EXHIBIT  DESCRIPTION

10.26    1997 Non-Qualified Stock Option Plan

27.      Financial Data Schedule