Form 10-K
period 1997-12-31
ENGINEERING ANIMATION INC
filed 1998-03-12
CIK 1005270

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission file number 0-27670

                            ENGINEERING ANIMATION, INC.
              (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                  42-1323712
       (State or Other Jurisdiction                       (I.R.S. Employer
                    of                                   Identification No.)
      Incorporation or Organization)

                      2321 North Loop Drive, Ames, Iowa  50010
               (Address of principal executive offices and zip code)

                                   (515) 296-9908
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                TITLE OF CLASS
                     Common Stock, $.01 par value per share

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1998 was approximately $310,449,520. The number of outstanding shares of Registrant's Common Stock as of that date was 9,873,475.

Documents Incorporated by Reference:

None

                                       PART I

ITEM 1.   BUSINESS

     EAI specializes in developing and applying three-dimensional ("3D") and two-dimensional ("2D") visualization technology to meet the productivity, communication, education and entertainment needs of its clients. The Company utilizes its core technical competencies in high speed, real time graphics, CAD/CAE/CAM interfaces, distributed databases and Internet/intranet communications to provide solutions through two inter-related product lines: enterprise-wide product visualization software (software products) and interactive multimedia and custom animation products (interactive products). Utilizing its broad base of technology, EAI offers software products that allow customers to reduce time-to-market and to decrease product development costs. Utilizing its experience and its extensive library of computer generated animation assets, EAI offers interactive products with realistic, high quality 3D animations at reasonable prices within a short time frame.

     The Company has organized its operations under two divisions:

     SOFTWARE DIVISION: EAI's Software Division develops, produces and sells a variety enterprise-wide product data visualization and collaboration software solutions for major manufacturing corporations. EAI's VisProducts, a suite of visualization software products, enables users to perform sophisticated product visualization, digital prototyping and engineering design and analysis tasks. EAI's products are platform independent, interface seamlessly with most popular CAD/CAE/CAM and product data management ("PDM") software systems, operate on all major workstation platforms including Windows NT, and allow access to visualizations with personal computers, including laptops, thereby allowing customers to use VisProducts with their existing hardware and software. When deployed on an enterprise-wide basis, the Company's VisProducts enable the creation of a collaborative visual environment that allows functional groups throughout the organization, including engineering, manufacturing, marketing, sales and support, to more easily visualize products, see the effects of changes during the development process and communicate in real time. This collaborative approach can help reduce the total time required for products to move from initial concept through final manufacturing by identifying problems early in the design cycle.

     In November 1997, the Company acquired two software companies, Rosetta Technologies, Inc. ("Rosetta") and Cimtech, Inc., which does business as Cimtechnologies Corporation ("Cimtech"), each with well-established visualization and collaboration software product lines which complement those of the Company. Rosetta, a privately held company located in Beaverton, Oregon, developed and marketed software for 2D viewing and markup under the trademarks PreVIEW and Prepare. Cimtech, a privately held company located in Ames, Iowa, developed and marketed factory layout software under the names FactoryFLOW, FactoryCAD, FactoryOPT and FactoryPLAN. The software products of both Rosetta and Cimtech are offered to the same industrial and manufacturing client base as to which VisProducts are offered. The Company is in the process of integrating the Rosetta and Cimtech software products with EAI's VisProducts suite of software and is integrating the development and sales and marketing staffs of the companies in order to take full advantage of the synergy of the technologies and respective customer bases that have been brought together by the acquisitions. The senior management of both Rosetta and Cimtech have joined the management of the Company to assist it in bringing the new integrated line of product visualization, digital prototyping, enterprise-wide collaboration, and factory layout software together in a single family of computer software products.

     INTERACTIVE DIVISION: EAI's Interactive Division produces interactive multimedia products for use in the education, consumer and entertainment markets. From its early success in developing interactive multimedia products for educational book publishers, the Company has expanded its client base to include the development of such products for toy companies, museums, computer game publishers, a medical device manufacturer, and state lottery gaming companies. Similarly, from its early success in producing custom computer animations for use by attorneys at trial in complex cases, the Company has expanded its client base to include the production of 3D animated movies for pharmaceutical companies, manufacturers, and producers of entertainment and educational programming.

INDUSTRY TRENDS

     Visualization and 3D graphics technology are changing the way information is conveyed, shared and manipulated. In the fields of engineering, manufacturing, industrial design, interactive multimedia, education, corporate communications and entertainment, visualization has become increasingly popular for various reasons:

SOFTWARE PRODUCTS TRENDS

     MANUFACTURERS' NEED TO ACCELERATE TIME-TO-MARKET: Businesses that develop, manufacture and market products are competing globally to reduce time-to-market, drive down costs and increase product quality. Competitive pressures have forced companies to seek technological solutions to accelerate product development, from the first stage of conceptual design through manufacturing of the final product. Meanwhile, mechanical products have become more complex, and the design of those products has become more difficult. In response to the need to accelerate time-to-market and to compete more effectively, manufacturing companies increasingly rely on a digital product design process, including computer-aided design, engineering and manufacturing.

     MANUFACTURER'S NEED FOR PRODUCT VISUALIZATION AND VIRTUAL PROTOTYPING:
Design teams continue to make extensive use of expensive and time-consuming physical prototypes to represent designs interpreted from CAD schematics. Many CAD/CAE/CAM products also fail to bring design teams together because the products are slow in translating data into images, and they render images of insufficient quality.

These limitations increase design time and inhibit design teams from working concurrently to develop and revise product designs.

     MANUFACTURER'S NEED FOR VIEWING AND COLLABORATION: The Company also believes that a new market is emerging in the engineering and manufacturing environments for products that will electronically manage, distribute and display technical information. In these environments, valuable information that describes how products are engineered, manufactured, and supported throughout the product's life cycle is increasingly being created and managed electronically. The information is not only important to the engineering and manufacturing team, it is also important to other functions in the company (e.g. finance, marketing and others) as well as suppliers, customers, and other partners. However, because of the heterogeneous computing environments found in many companies, the information cannot be shared electronically with everyone who needs it. In addition, current PDM software does not provide manufacturers with the full range of viewing, analysis, markup and annotation capabilities needed for true enterprise-wide collaboration. Accordingly, the Company believes that there is strong demand in the design and engineering market for software products that enable an enterprise-wide, team-based approach to manufacturing which combines resources from engineering, manufacturing, marketing, sales and support. This requires software that can effectively interface with existing CAD/CAE/CAM software and PDM software to facilitate real time collaboration across multiple departments, facilities and suppliers.

     MANUFACTURERS' NEED TO OPTIMIZE FACTORY FLOOR PROCESSES: In addition to accessing, managing, and sharing data about the products they produce, the Company believes that manufacturers also need to access, manage and share data about the design, cost and efficiency of the layout of the manufacturing factory floor. Traditionally, manufacturers have undertaken factory layout with no standard design methodology nor means for multiple persons to access any portion of the layout. This has resulted in engineers spending more time redrawing and designing industrial facilities, limited access to factory layout data and increased industrial design and manufacturing costs.

     INCREASED USE OF CORPORATE INTERNET/INTRANET SYSTEMS: For a broad range of commercial organizations, the Internet and corporate intranets are increasingly becoming the preferred method for communicating electronically, distributing and retrieving information and conducting commerce. The number of Internet/intranet users is expected to be approximately 200 million by the end of 1999, compared to approximately 56 million at the end of 1995. The rapid commercialization of the Internet and the growth of corporate intranets have resulted in a commensurate rise in demand for software for these platforms by corporations.

INTERACTIVE PRODUCTS TRENDS

     ENHANCED MULTIMEDIA CAPABILITY OF PERSONAL COMPUTERS: Once dominated by software run on expensive engineering workstations, the market for interactive multimedia products has been expanding in recent years due to the greater graphic and audio capabilities of home computers. In 1995, an estimated 20.9 million multimedia personal computers were shipped worldwide, a significant increase from an estimated 10.3 million units in 1994. Multimedia personal computer shipments are expected to increase at a compound annual growth rate of 17 percent from 1995 to 2000.

     GROWING CONSUMER DEMAND FOR EDUCATIONAL SOFTWARE: Educational software is transforming the way children and adults learn, providing curriculum-based programs used for skill building as well as products that increase other capabilities, such as imagination, innovation and creativity. The market for educational software for multimedia personal computers is expected to continue to grow. In addition, educational software publishers are increasingly enhancing traditional print textbooks by packaging them with interactive software as a means of increasing sales.

     GROWING CONSUMER DEMAND FOR GAME AND ENTERTAINMENT SOFTWARE: In the past several years, interactive multimedia game software has been one of the leading categories of software growth both in terms of sales volume and growth in sales volume. As game and entertainment software becomes easier to install and use and game and entertainment titles are marketed to new audiences, it is expected that interactive multimedia entertainment products could achieve mass market status.

     PUBLISHERS' RELIANCE ON SOFTWARE DEVELOPERS: The highly competitive nature of the interactive multimedia software industry has forced publishers to look for reliable, outside developers of cutting-edge 3D graphics to provide content for new interactive titles. Publishers typically do not possess the design skills, 3D animation tools or libraries of computerized animation assets required to produce high-quality 3D content in a cost-effective manner. As a result, publishers are increasingly relying on third party developers to provide this content for their multimedia software products. While the publishers retain the overall distribution rights to the multimedia software products, the content provider is generally hired to produce the content for a fixed fee and then receives a royalty based on sales of the product. This allows the content provider to share in the success of the product, while limiting the downside risk.

SOFTWARE PRODUCTS

     EAI offers a broad range of visualization software products that enable users to perform sophisticated design and analysis tasks. The Company's software products interface seamlessly with most popular CAD/CAE/CAM software and PDM environments, operate on all major engineering workstations and operating systems, including Windows NT, and provide the ability to access visualizations with personal computers, including laptops. Using the Company's digital prototyping and animation products, users can visualize, analyze and manipulate highly realistic, extremely complex computer-generated models. The Company's VisProducts include applications supporting digital prototyping and collaborative communication of visualizations. The Company's products enable design teams to identify design problems early in the product development process, thereby significantly shortening time-to-market and reducing manufacturing costs.

     When deployed on an enterprise-wide basis, the Company's VisProducts enable the creation of a collaborative visual environment that allows functional groups throughout the organization, including engineering, manufacturing, marketing, sales and support, to visualize products more easily, see the effects of changes during the development process and communicate in real time. EAI's software relies on proprietary rendering algorithms that maximize the use of computer hardware. The Company's visualization software integrates 3D and 2D product data within one environment, allowing for the viewing and comparing of legacy data and new product data within one visual environment. EAI's VisProducts also offer a variety of modular solutions that can be added to the Company's visualization software to meet the specific needs of any user, department or corporation. These modular solutions extend the functionality of EAI's product visualization software, allow for special measurement, configuration management, interference analysis and assembly sequencing capabilities.

     During 1997 the Company added a number of new products and modules, in addition to the products added through its acquisitions. The Company's primary software products are:

     VisMockUp is a powerful digital prototyping software product that combines 3D visualization technology with a number of tools designed to analyze an entire assembly, including interference and collision detection, proximity and attribute filtering and measurement tools. In addition, VisMockUp provides users with a range of tools that enable collaboration across a corporate intranet.

     VisFly is a high performance engineering visualization product that permits viewing of complex models, accepting and analyzing data imported from most CAD/CAE/CAM software programs. VisFly enables interactive real time viewing of complex CAD/CAE/CAM designs and lets users visually "fly through" large models to view assemblies and components in detail. VisFly was chosen by Industry Week Magazine as one of 25 products to receive its 1996 Technology and Innovation Award.

     VisNetwork enables quick access and viewing of distributed visual data by seamlessly integrating with CAD and PDM systems to manage complex visual information. VisNetwork helps companies intelligently manage and distribute product data while allowing multiple people involved in a product development effort to access the most current design data. With VisNetwork, users from various departments in a company can view distributed product data by selecting particular attributes, regions of interest or the entire product and then view and analyze product data in an integrated visual environment.

     NetFly is an intranet connection that makes the advantages of VisFly accessible to entire design teams. Using NetFly, engineers can interact with VisFly models across a corporate intranet and communicate about specific design issues, enhancing the concurrent engineering process. NetFly also allows non-VisFly users to participate directly in the design review process regardless of the computer platform being used. NetFly's ability to utilize corporate intranets and interface with product data management and database systems when used with other VisProducts can shorten design cycles and reduce costs while also increasing the overall quality of the final design.

     VisLab uses proprietary, advanced hardware-based rendering technology to produce 3D animations from CAD/CAE/CAM models faster than competing products. VisLab integrates CAD/CAE/CAM, kinematics and analysis data within a single visual environment. Users can transform complex, technical information into accurate, clear, visually accessible computer animations in a matter of minutes or hours, saving valuable time. These animations are used in design reviews, product training and concept presentations.

     The Company's factory layout and design software products sold under the names of FactoryCAD, FactoryFLOW, FactoryPLAN, and FactoryOPT, provide drafting, design, and analysis solutions for manufacturing facility layout problems. Working within the AutoCAD graphical environment, the Company's software products allow industrial engineers and corporate management to improve locations of machines, storage and material handling equipment in order to support continuous flow manufacturing and to reduce costs, work-in-process, lot sizes and processing time.

     PreVIEW is an interactive product data viewer designed for engineering and manufacturing environments. PreVIEW works with PDMs, which are databases that contain, organize and maintain data and information related to a product. PreVIEW enables users to exchange this information electronically, regardless of the computer platform or software application, providing a more efficient process for accessing and using the information. PreVIEW provides the capabilities to view 3D vector data, make annotations to the design without changing the original, fully interpret designs by generating new views, and discriminate entities and layers, or measuring geometry. PreVIEW Conference is a conferencing tool that links users over LANs, WANs, or modems and allows them to share product information interactively.

     Prepare is a set of intelligent, batch-oriented utilities that help manage product data in heterogeneous computing environments where users have many different, and often incompatible engineering document formats. Prepare runs on UNIX and PC servers to handle conversion from a wide variety of graphics and text formats into industry-standard formats. Prepare can also consolidate diverse source data formats into standard archiving formats and optimize PDM viewing environments by preprocessing complex source files into standard distribution formats.

INTERACTIVE PRODUCTS

     The Company develops high quality interactive products that exploit the visualization capabilities of multimedia personal computers. The Company delivers its interactive products on CD-ROMs for use on the PC or Macintosh ("Mac"), through the Internet and through other media and in other formats. These interactive software products combine 3D technology, Internet communication, text, animated color graphic images, music and digitized speech into educational and information based programs. Due to high production costs, interactive CD-ROM software products traditionally have provided only 2D and limited 3D animations. By utilizing the Company's proprietary technology, databases of anatomical and engineering data and library of animation assets, EAI can reduce the time and cost required to produce interactive software products containing extensive 3D animations.

     EAI produces highly realistic 3D animations for use in interactive software products for academic and consumer markets and 3D animations for business. The Company's interactive products provide ready access and ease of use while simultaneously increasing the speed, quality, detail and accuracy of 3D animations. One key attribute of the Company's solution is EAI's reliance on its proprietary 3D visualization software products to improve the speed and capability of its custom animation and interactive software products. For example, the Company's VisLab product is used in the production of interactive software and custom animation products, enabling cost-effective and fast production. In addition, the Company currently has over 900 gigabytes of animation assets stored in digital format and a library containing over 10,000 minutes of EAI-produced animation, which provide a ready source of content for producing interactive software products and custom animation products. Finally, the Company's databases include the musculoskeletal portion of the EAI Virtual Human project and data from the National Library of Medicine Visible Human project, as well as other content created for the Company's interactive projects. These attributes permit the Company to offer interactive products on a fixed price basis, which is a competitive advantage.

     In 1997, the Company produced interactive products for clients in a wide range of markets, including pharmaceutical, corporate communications, litigation and entertainment markets. EAI's interactive products typically range from $25,000 to over $1.0 million in price. Customers of EAI's custom animation products have included 3M, Abbott Laboratories, Conoco Inc., Deere & Company, The Discovery Channel, Glaxo Wellcome Plc., Merck & Co., Inc., National Geographic and most of the major automotive manufacturers, including Chrysler Corporation, Freightliner Corp., Ford Motor Company, General Motors Corporation, Isuzu Motors Limited, Mitsubishi Corporation, Nissan Motor Corporation, Ltd., Subaru of America, Inc., Suzuki Motor Corporation, Toyota Motor Corporation and Volkswagen AG. The Company also supplied custom animations for two television productions. The Discovery Channel's ECO CHALLENGE cable television special included the Company's custom animations to illustrate the challenges posed by the environment of the Pacific Northwest to competitors in the Eco Challenge race. The National Broadcasting Co., Inc. ("NBC") aired a National Geographic television special on asteroids, entitled ASTEROIDS:

DEADLY IMPACT, that used EAI custom animations to depict the results of an asteroid impact on the Earth. Interactive products for the consumer and publishing markets include: THE BARBIE MAGIC HAIRSTYLER, published and distributed by Mattel Inc., THE DYNAMIC HUMAN VERSION 2.0, published and distributed by WCB/McGraw-Hill, and THE MAGIC 3D COLORING BOOK and COLOR A STORY IN 3D, published and distributed by the Consumer Division of IBM.

STRATEGY

     The Company's objective is to be the leading provider of computer software solutions to manufacturers and other industrial users for their visualization, prototyping, factory planning and enterprise-wide collaboration needs while also exploiting its own visualization technologies and animation assets to develop interactive multimedia products and 3D animated movies for the educational, entertainment, pharmaceutical and general corporate markets. Key elements of the Company's strategy for obtaining this objective include the following:

     INCREASE PENETRATION IN INDUSTRIAL AND MANUFACTURING MARKETS: EAI plans to continue to enhance its suite of software products to provide industrial and manufacturing clients with a complete collaborative visual environment. The Company will seek to increase its market penetration by leveraging its relationships with major manufacturers and suppliers in the automotive, aerospace, heavy equipment and other manufacturing industries by cross-selling its software product lines to such clients.

     EXPAND SEAMLESS INTEGRATION OF EAI SOFTWARE PRODUCTS:   The Company intends
to continue its efforts to expand its line of software integration products which provide seamless transition from EAI's software products to all major CAD/CAE/CAM and PDM software. Such integration allows large industrial and manufacturing clients to create an enterprise-wide environment in which otherwise incompatible software applications can communicate with and exchange data with one another. The Company also intends to continue its effort to provide for the seamless integration of 2D and 3D product data.

     EXPLOIT CROSS-PLATFORM NATURE OF EAI SOFTWARE PRODUCTS: The Company's software products operate on personal computers as well as all major engineering workstations. The Company intends to exploit the ability of its software products to access product data and information with personal computers used in areas beyond design and engineering, such as manufacturing, marketing, sales and support.

     BUILD INTERNATIONAL PRESENCE: The Company believes that there are significant opportunities to expand sales of its software products in Europe and Asia. In 1997, the Company opened sales offices in Germany, France, Italy, United Kingdom and Malaysia. The Company intends to continue development of a larger sales and marketing presence in Europe and Asia by adding additional sales personnel and recruiting additional distributors. In addition, the Company intends to expand its international presence by leveraging its existing relationships with the domestic units of multinational corporations to develop sales to their European and Asian business units.

     LEVERAGE STRATEGIC RELATIONSHIPS: The Company has strategic development, marketing and distribution relationships with major hardware and software companies including Hewlett-Packard, AutoDesk, Structural Dynamics Research Corp. ("SDRC") and major CAD/CAE/CAM and PDM companies. For example, EAI worked with Hewlett-Packard to co-develop DirectModel, an application development toolkit that allows programmers to write custom applications to manipulate large CAD/CAE/CAM models. In addition to being marketed by Hewlett-Packard and incorporated into Microsoft's DirectX multimedia framework, DirectModel will be incorporated in the Company's product visualization and digital prototyping software products. EAI intends to cultivate such mutually-beneficial strategic relationships in order to expand the distribution of the Company's products.

     EXPLOIT PROPRIETARY VISUALIZATION TECHNOLOGY TO CREATE VALUE-ADDED
PRODUCTS: In addition to developing and selling its software products to industrial and manufacturing clients, the Company also utilizes its software internally to produce value-added products such as interactive CD-ROMs, custom interactive multimedia software systems, Internet Web sites and 3D animated movies. EAI intends to continue to build its proprietary databases of 3D animation data to deliver high quality interactive multimedia products and 3D animated movies at a reasonable price within a short time frame. By using and reusing its existing proprietary visualization technology and its library of animation assets, the Company can reduce the time and cost required to complete projects.

     PURSUE NEW MARKETS FOR INTERACTIVE MULTIMEDIA PRODUCTS AND 3D ANIMATED
MOVIES: EAI plans to continue to capitalize on its core 3D visualization, interactive and Internet technologies and its library of animation assets to provide high quality 3D interactive software products to the educational and consumer markets as well as new markets such as games, entertainment and engineering. For instance, the Company has leveraged its expertise in human anatomy to develop a number of interactive software products for the medical and academic markets. The Company intends to continue to pursue new opportunities for interactive software products by developing content for use in software products published and distributed by third parties.

     ENHANCE SYNERGY BETWEEN SOFTWARE AND INTERACTIVE MULTIMEDIA PRODUCTS: By utilizing its proprietary software products internally, EAI not only improves its ability to deliver high quality interactive and animation products in a timely manner, but also continuously modifies and enhances such software. Such enhancements or modifications may be added to the commercial versions of the Company's VisProducts as new features or improvements.

     EMPLOY A HIGHLY EDUCATED STAFF FROM MULTIPLE DISCIPLINES: EAI employs highly educated professionals, including 29 who hold doctoral degrees and an additional 72 who hold master's degrees. These science, engineering and medical professionals, as well as in-house artists, enable the Company to differentiate its products by providing a high level of scientific precision and visual detail.

MARKETING AND DISTRIBUTION

     MARKETING AND DISTRIBUTION OF SOFTWARE PRODUCTS: EAI markets and sells its software products through a variety of channels including its own sales force, distributors, and through bundling and distribution agreements (OEM agreements) with other hardware companies, such as Hewlett Packard, and other software companies, such as SDRC, and major PDM companies. In North America, the Company markets and sells its software products through a direct sales force operating from a number of locations. In 1997, the Company expanded its direct sales and marketing operations in Europe and added additional distributors in Asia. EAI currently maintains sales offices in Germany, France, Italy, United Kingdom and Malaysia. The Company intends to open additional sales offices in Europe and Asia as appropriate while increasing its presence by pursuing additional distributors for its products.

     The Company's software products permit the creation of a collaborative visual environment, which enables design teams to identify design problems early in the product development process, thereby significantly shortening time to market and reducing manufacturing costs. For example, Ford selected EAI's VisProducts as a key component of Ford's global drive to reduce time to market and increase quality. Other customers of EAI's software products include Lockheed Martin Corporation, 3M, Abbott Laboratories, Allied Signal Inc., The Boeing Company, Case Corporation, Caterpillar Inc., General Dynamics Corporation, Honda Motor Co., ITT Automotive, Inc., Johnson & Johnson, Mascotech, Inc., Mazda Motor Corporation, Motorola, Inc., Sandia National Labs, Sony Corporation, Toshiba Corporation, Toyota Motor Corporation and Westinghouse Electric Corporation. One customer, Structural Dynamics Research Corporation
(SDRC), a reseller of the Company's software products, was responsible for 19% of revenues in 1997. Included in SDRC's sales were those to Ford and its subsidiaries and some of its suppliers.

     MARKETING AND DISTRIBUTION OF INTERACTIVE PRODUCTS FOR PUBLISHERS: EAI generally develops interactive multimedia software products for the publishers of such products in exchange for a development fee. The Company employs a direct sales force to market its interactive products to publishers. The Company relies upon its publisher customers for the marketing and sale of such products to the ultimate purchaser. Following the distribution of the product by the publisher, the Company may be entitled to receive a royalty based on a percentage of the publisher's sales of the product. This method of development and distribution is used for most of the interactive multimedia products created by the Company for retail sale including, for example, THE BARBIE MAGIC HAIRSTYLER, published and distributed by Mattel Inc., THE DYNAMIC HUMAN VERSION 2.0, published and distributed by WCB/McGraw-Hill, and THE MAGIC 3D COLORING BOOK and COLOR A STORY IN 3D, published and distributed by the Consumer Division of IBM.

     MARKETING AND DISTRIBUTION OF INTERACTIVE PRODUCTS FOR COMMERCIAL USE: The Company also markets interactive software products to numerous commercial customers for use in training, development or promotional activities. Marketing and sales of interactive products for commercial use is undertaken by a direct sales force. Examples of interactive training software developed by the Company for commercial use include products for Abbott Laboratories, Hoechst Marion Roussel North America and Sikorsky Aircraft. The Company also creates interactive products on a custom basis which are distributed directly to commercial customers, such as law firms and pharmaceutical companies, that desire to use 3D graphics and animation as a communication tool. The Company advertises in selected legal publications and participates in national and regional trade shows. The Company employs a direct sales staff that frequently give lectures to selected trade groups, including medical professionals, attorneys, insurance executives and insurance claims adjusters. In response to qualified customer inquiries, EAI prepares, at no cost to the customer, a written proposal including price, completion date and a detailed itemization of the features to be included in the animation. The majority of the Company's custom animation products are sold on a fixed-price basis, although, when requested, the Company will charge on an hourly basis. The completed product is typically delivered to the customer on videotape or CD-ROM.

INTERNATIONAL ACTIVITIES

     In 1997, approximately 11% of the Company's total revenues were derived from foreign sales. The Company maintains sales offices in France, Germany, Italy, the United Kingdom and Malaysia. These offices market the Company's products and solicit orders, which are then accepted and filled in the United States. These offices do not represent a material portion of the Company's assets. The Company also markets products to foreign customers through independent distributors. Since the Company does not produce any products outside the United States, all foreign revenues represent export sales.

     The amounts of EAI's foreign revenues for each of the last three fiscal years are set forth under the caption "International Operations" in Note 1 to the Company's Consolidated Financial Statements, which are set forth in Item 8 of this report.

     The Company's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. The Company believes that the geographic dispersion of its sales tends to mitigate these risks.

COMPETITION

SOFTWARE PRODUCTS

     The Company believes that the main competitive factors for product visualization software products are high speed, real time graphics capabilities, multiple CAD/CAE/CAM interfaces and platform independence, distributed database capability and Internet/intranet communication. Although the Company believes it has a technological advantage over potential competitors in these markets, maintaining its advantage will require continuing investment by the Company in research and development and sales and marketing. Although the Company has yet to face significant direct competition in those markets in which the Company offers its visualization software products, large computer companies or companies competing in the CAD/CAE/CAM or virtual reality software markets could offer products with the same or similar functionality as the Company's VisProducts. Such companies, some of which have substantially greater financial, technical, marketing and other resources than EAI, include Autodesk, Inc., Dassault Systemes S.A., Division Plc., IBM, Parametric Technology Corporation
(PTC), SDRC and Silicon Graphics, Inc. (SGI). For example, in 1997, PTC began offering ProModelView, a 3D viewer for its Pro/E line of software products and Dassault Systemes S.A. began offering 4D Navigator, a 3D viewer for its CATIA line of software products. Similarly, Division Plc., a company which has traditionally specialized in virtual reality software, now offers a 3D viewer. The Company believes that it has significant technical and cost advantages relative to these products.

INTERACTIVE PRODUCTS

     The interactive software industry is intensely competitive. The Company's sales to academic and consumer markets may be adversely affected by the increasing number of competitive products. The Company believes that the main competitive factors for this product are content and animation quality, production speed, distribution capabilities and price. EAI's highly educated staff and its proprietary databases enable the Company to quickly produce interactive software products with high quality content. By marketing its products through strategic partners who are leaders in the publishing field, the Company is able to leverage established distribution networks. EAI's competitors in this area include a large number of companies, some of which have substantially greater financial, technical, marketing and other resources than EAI, such as Acclaim Entertainment, Inc., Broderbund Software, Inc. Cendant Corporation, Digital Domain and The Learning Company. Moreover, large corporations, such as Walt Disney Company and Microsoft Corporation, which have substantial bases of intellectual property content and substantial financial resources, have entered or announced their intention to enter the consumer software market.

     EAI sells its custom animations to a variety of markets, including biomedical, corporate communications, litigation and entertainment markets. The Company believes that the main competitive factors in these markets are quality, accuracy, time-to-market and price. Within the litigation market, the Company competes not only against small, regional companies that focus on providing animations for litigation markets, but also against companies that produce these animations as a complement to their primary businesses of engineering consulting, communications consulting or studio film production. While the Company has not faced competition to date in the biomedical market for custom animations, there can be no assurance that the Company will not face such competition in the future. The Company believes that it is the only firm that currently can provide the necessary technology and resources to produce high quality 3D biomedical animations at a reasonable price. In addition, EAI competes with providers of more traditional communications media.

     EAI believes that special effects firms, which typically target the entertainment and advertising markets, could refocus their efforts on the commercial and professional markets in which EAI's custom animation products compete. These special effects firms, some of which have substantially greater financial, technical, marketing and other resources than EAI, include Digital Domain, Dreamworks SKG, Industrial Light & Magic and Pixar. The Company believes, however, that it has significant cost and speed advantages relative to these entertainment oriented firms.

     While other animation and interactive software producers offer visualization, the Company believes that most 3D animation and interactive software products offered by competitors require lengthy production schedules and do not contain a significant amount of high quality 3D animation.

     While the Company believes that many publishers of computer graphics imaging and animation software target the entertainment market, these firms could shift their efforts to the commercial markets in which EAI's visualization software products compete. These entertainment oriented software publishers, some of which have substantially greater financial, technical, marketing and other resources than EAI, include Microsoft, Pixar, SGI and Autodesk, Inc.

PROPRIETARY RIGHTS

     Since its inception in 1988, EAI has amassed a significant proprietary base of visualization technology. The Company's proprietary technology includes EAI's library of animation assets, its engineering and biomedical databases and its proprietary hardware rendering algorithms. For example, the Company's Virtual Human database contains significant, anatomically correct 3D material on the male and female bodies. As the number of custom animation products and interactive software products completed by the Company increases, its library of proprietary computer animation assets will also continue to grow.

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure and non-competition agreements and other methods to protect its proprietary rights. With respect to its proprietary technology, the Company generally relies on trade secret protection. However, the Company may seek patent protection on certain technology in the future, if it deems such protection appropriate. In addition, the Company has obtained an exclusive license of certain proprietary, non-patented visualization technology from Iowa State University Research Foundation.

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

     EAI protects its proprietary technology through security practices. Generally, employees must sign a confidentiality agreement, a non-competition agreement and an agreement that grants the Company ownership of all inventions. As an additional protective measure, only a limited number of development personnel have access to the source code for the Company's software and this access is strictly monitored. The Company's visualization software products are sold pursuant to site licensing agreements and licensing agreements that permit their use by a customer on only one machine at a time and contain a built-in protective device that effectively prevents copying and use on other machines.

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

EMPLOYEES

     At February 28, 1998, the Company employed 403 people on a full-time basis and 63 people on a part-time basis. The Company believes that its relations with its employees are good. The Company and its employees are not parties to any collective bargaining agreements.

ITEM 2.   PROPERTIES

     EAI's headquarters in Ames, Iowa, consists of approximately 62,000 square feet, of which approximately 25,000 square feet are owned by the Company and approximately 37,000 square feet are leased pursuant to a lease that expires on July 1, 2006, with options to extend through July 1, 2016. In the United States, the Company leases office space in various locations. The Company also leases office space for sales offices in Munich, Germany; Paris, France; Coventry, United Kingdom; Turin, Italy; and Penang, Malaysia.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation incidental to its business. There is currently no material litigation pending.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


                                      PART II


ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PUBLIC MARKET FOR COMMON STOCK.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "EAII." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market. The Company completed its initial public offering in February 28, 1996. The following prices have been adjusted to reflect the Company's three-for-two stock split, payable to shareholders of record as of February 12, 1998.

                                                High           Low
Year Ended December 31, 1997
     First Quarter ............................ $17.17        $14.83
     Second Quarter ...........................  24.67         14.33
     Third Quarter ............................  28.17         21.83
     Fourth Quarter ...........................  33.33         23.17

Year Ended December 31, 1996
     First Quarter (from February 28, 1996).... $17.50        $12.83
     Second Quarter ...........................  15.83         12.50
     Third Quarter ............................  16.67         10.67
     Fourth Quarter ...........................  17.83         14.50

     As of March 9, 1998, the Company had 458 holders of record of its Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not currently intend to declare or pay any cash dividends on its Common Stock. The Company intends to retain future earnings for reinvestment in its business.

RECENT UNREGISTERED ISSUANCES OF COMMON STOCK

     On November 26, 1997, the Company issued an aggregate of 184,755 shares of Common Stock to acquire Cimtech, Inc. ("Cimtech") in a transaction valued at approximately $6 million. The Company acquired Cimtech pursuant to a merger of COHO, Inc. ("COHO"), a wholly-owned subsidiary of the Company, with and into Cimtech. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger among the Company, Cimtech and COHO, the shareholders of Cimtech received approximately 0.12937 of a share of Common Stock for each share of Cimtech common stock held at the consummation of the transaction. The Company also converted stock options that had been issued to Cimtech employees into stock options of the Company at the 0.12937 exchange ratio. The shareholders of Cimtech also received certain rights for the registration under the Securities Act of the Common Stock in connection with the acquisition of Cimtech. The issuance of Common Stock issued in connection with the acquisition of Cimtech was exempt from registration under the Securities Act of 1933 as amended ("Securities Act") virtue of Section 4(2) thereof and Regulation D promulgated thereunder. See "Item 1. Description of Business."

     On November 25, 1997, in an unrelated acquisition, the Company issued an aggregate of 938,548 shares of Common Stock to acquire Rosetta Technologies, Inc. ("Rosetta") in a transaction valued at approximately $25.5 million. The Company acquired Rosetta through two separate transactions. In the first transaction, Technology Company Ventures, L.L.C., an Oregon limited liability company and the holder of approximately 68% of the outstanding common stock of Rosetta ("Ventures"), merged with and into Shell Beaver, L.L.C., a wholly-owned subsidiary of the Company ("Shell Beaver"). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger among the Company, Ventures and Shell Beaver, the members of Ventures received in exchange for their Ventures membership interests approximately 0.06215 of a share of Common Stock for each share of Rosetta common stock held by Ventures at the consummation of the transaction. Miken, Inc. and JFJ Ventures, L.L.C. were the only members of Ventures at the time of the consummation of the acquisition. In the second transaction, Transitory Beaver, Inc., a wholly-owned subsidiary of Shell Beaver ("Transitory Beaver"), merged with and into Rosetta, as a result of which Rosetta became an indirect, wholly-owned subsidiary of the Company. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger among the Company, Rosetta and Transitory Beaver, the holders of Rosetta common stock (other than Shell Beaver) received approximately 0.06215 of a share of Common Stock for each share of Rosetta common stock held at the consummation of the transaction. In addition, the Company converted outstanding stock options to purchase Rosetta common stock into stock options of the Company at the 0.06215 exchange ratio. The members of Ventures and the shareholders of Rosetta also received certain rights for the registration under the Securities Act of the Common Stock issued in connection with the acquisition of Rosetta. The issuance of Common Stock in connection with the acquisition of Rosetta was exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. See "Item 1. Description of Business."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

All financial data has been restated to give retroactive effect to the acquisitions of TCV and Cimtech. For further information, see the notes to the financial statements.


                                                                Years Ended December 31,
                                                   1997          1996          1995          1994          1993
                                                         in thousands, except per share data
                                            ------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Net revenues                                     $49,717       $27,189        $12,249       $6,324         $3,264
Cost of revenues                                  13,332         7,277          3,100        1,790            821
                                            ------------------------------------------------------------------------
Gross profit                                      36,385        19,912          9,149        4,534          2,443

Operating expenses:
Sales and marketing                               15,406         9,799          3,573        2,068            881
General and administrative                         5,478         3,041          2,276        1,191            711
Research and development                           7,068         3,438          1,992        1,007            645
Acquisition costs                                  8,831             -          2,520            -              -
                                            ------------------------------------------------------------------------

Total operating expenses                          36,783        16,278         10,361        4,266          2,237
                                            ------------------------------------------------------------------------

Income (loss) from operations                       (398)        3,634         (1,212)         268            206
Interest and other income (expense), net           1,522           987           (158)         (73)           (10)
                                            ------------------------------------------------------------------------

Income (loss) before income taxes and
  minority interst                                 1,124         4,621         (1,370)         195            196
Income taxes                                       2,772         1,744            392           92             87
                                            ------------------------------------------------------------------------

Income (loss) before minority interest            (1,648)        2,877         (1,762)         103            109
Minority interest                                    (49)         (310)          (128)           -              -
                                            ------------------------------------------------------------------------
Net income (loss)                                $(1,697)      $ 2,567        $(1,890)      $  103         $  109
                                            ========================================================================
Basic earnings (loss) per share                  $  (.19)      $   .35        $  (.39)      $  .03         $  .04
Diluted earnings (loss) per share                $  (.19)      $   .30        $  (.39)      $  .03         $  .04



                                                                     At December 31,
                                                   1997          1996          1995          1994          1993
                                                                     in thousands
                                            ------------------------------------------------------------------------

BALANCE SHEET DATA:

Cash and short-term investments                  $40,298       $20,670         $  823         $240        $ 1,189
Working capital                                   54,468        28,918          2,378        1,458          1,610
Total assets                                      81,200        42,299          8,191        3,444          2,572
Long-term debt due after one year                  1,495         1,654          2,352          648            418
Stockholders' equity                              68,331        34,628          2,942        1,801          1,743


The earnings per share amounts have been adjusted to reflect the Company's three-for-two stock split, payable to shareholders of record as of February 12, 1998. In addition, the earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement 128, see the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EAI specializes in developing and applying three-dimensional ("3D") and two-dimensional ("2D") visualization technology to meet the productivity, communication, education and entertainment needs of its clients through two interrelated product lines: enterprise-wide product visualization software (software products) and interactive multimedia and custom animation products (interactive products).

     The Company's software products enable clients in the automotive, aerospace, heavy equipment and other manufacturing industries to collaborate in real time using digital prototypes. In 1994, the Company introduced a line of 3D software products based on technology used in the production of the Company's custom animation products. The Company's Software Division now develops, produces and sells a variety of enterprise-wide product data visualization and collaboration software solutions for major manufacturing corporations.

     The Company's VisProducts, a suite of visualization software products, enable users to perform sophisticated product visualization, digital prototyping and engineering design and analysis tasks. The Company's products interface seamlessly with most popular CAD/CAM/CAE and product data management ("PDM") systems. The products are platform independent and operate on all major workstation platforms (both Unix and NT operating systems) and allow access to visualizations with personal computers, thereby allowing customers to use VisProducts with their existing hardware and software. When deployed on an enterprise-wide basis, the Company's VisProducts enable the creation of a collaborative visual environment that allows functional groups throughout the organization, including engineering, manufacturing, marketing, sales and support, to more easily visualize products, see the effects of changes during the development process and communicate in real time. This collaborative approach can help reduce the total time required for products to move from initial concept through final manufacturing by identifying problems early in the design cycle.

     In November 1997, the Company acquired two companies: Rosetta Technologies, Inc. which produced a line of software products used for viewing and accessing of product design data, and Cimtech Inc., which produced a line of software products used for factory design and layout. The acquisition of these companies increased the number of products in the Company's product line and added management, development and sales employees.

     The Company has historically evaluated acquisition opportunitites, is currently evaluating several companies of varying size and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. No understandings or agreements with respect to any acquisition currently under review have been reached and there can be no assurance that the Company will, or will not, consummate acquisitions in the future.

     The Company's interactive products apply advanced 3D technology to multimedia programs developed for clients targeting the consumer and educational markets. In addition to titles published on CD-ROM, the Company also produces customized interactive programs for specific educational and training situations, including museums, libraries, hospitals and universities.

     The Company's interactive products also combine proprietary animation technology with 3D-rich content to address the communication needs of clients in the biomedical, multimedia, entertainment, litigation and corporate communications markets. The Company uses an extensive library of models and textures in addition to a proprietary engineering database to create detailed and scientifically accurate animations that conform to the laws of physics.

      In December 1995, the Company completed its first interactive software title, The Dynamic Human. In 1996, revenues from interactive products continued to increase as the Company introduced additional consumer titles. The Company expects that near-term interactive product revenues will consist primarily of development fees, as well as royalties from sales of certain of its interactive software titles.

     The Company has experienced some seasonality in sales of software products related to budget cycles of its customers which has been reflected in higher sales in the third and fourth quarters of the year. Consumer purchases of interactive products may experience some effects of seasonality created by the Christmas holiday. In addition, the Company's sales of interactive products in the academic markets may experience some effect of seasonality created by the academic school year.

     The Company has scheduled product introductions in 1998. Due to the inherent uncertainties of software development, the Company cannot accurately predict the exact timing of new product shipments, nor can the Company be assured that any significant revenues will be derived from these product offerings. Any delays in the scheduled release of these products, or any failure to achieve market acceptance of such products among new or existing customers, could have a material adverse effect on the Company's revenues and operating results.

NET REVENUES

(in thousands)                       1997          Change          1996          Change          1995
------------------------------------------------------------------------------------------------------

Software products                  $30,728          113%         $14,422          338%         $3,292
Interactive products                18,989           49%          12,767           43%          8,957
------------------------------------------------------------------------------------------------------
Total                              $49,717           83%         $27,189          122%        $12,249
======================================================================================================


     The Company's total revenues are derived from sales of software products and interactive products. Revenues from sales of software products are recognized upon delivery of the software product to the customer and satisfaction of significant related obligations, if any. Revenues from customer support are included in software product revenues and represent less than 5% of total revenues. These revenues are deferred and recognized ratably over the period the customer support services are provided. The Company recognizes revenues from software development contracts and interactive products based upon labor and other costs incurred and progress to completion on contracts.

     The Company's total revenues for 1997 increased 83% to $49.7 million from $27.2 million for 1996. Software product revenues for 1997 increased 113% to $30.7 million from $14.4 million for 1996, as a result of increased product sales and software development contracts. Interactive product revenues for 1997 increased 49% to $19.0 million from $12.8 million for 1996, primarily due to additional projects for interactive products.

     Revenues for 1996 increased 122% to $27.2 million from $12.2 million for 1995. The increase in revenues was primarily attributable to increased software product sales and development contracts and further expansion into the interactive product market.


COST OF REVENUES

(in thousands)                       1997          Change          1996          Change          1995
------------------------------------------------------------------------------------------------------

Expense                            $13,332           83%          $7,277          135%         $3,100
======================================================================================================

As a percentage of net revenues         27%                           27%                          25%

     The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. Cost of revenues for 1997 increased 83% to $13.3 million from $7.3 million for 1996, primarily due to expanded software product sales, new software product development contracts, and development costs for interactive products. The Company's cost of revenues as a percentage of revenues remained constant at 27% for 1997 and 1996.

     Cost of revenues for 1996 increased 135% to $7.3 million from $3.1 million for 1995. Cost of revenues was 27% of revenues for 1996 and 25% for 1995. Cost of revenues as a percentage of revenues for 1996 increased primarily due to the expenses associated with new software product development contracts and increased costs of certain interactive products.

     The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For 1997, 1996 and 1995, the Company capitalized software costs of $1,013,000, $343,000 and $263,000, respectively. The Company is amortizing these costs over an estimated economic useful life of three years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Amortization expenses reported as cost of revenues for 1997, 1996 and 1995 were $219,000, $194,000 and $121,000, respectively.



SALES AND MARKETING

(in thousands)                       1997          Change          1996          Change          1995
------------------------------------------------------------------------------------------------------

Expense                            $15,406           57%          $9,799          174%         $3,573
======================================================================================================
As a percentage of net revenues         31%                           36%                          29%


     Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, mail campaigns, tradeshows and other costs.
Sales and marketing expenses for 1997 increased 57% to $15.4 million from $9.8 million for 1996. Sales and marketing expenses were 31% of revenues for 1997 and 36% for 1996. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues in 1997.

     Sales and marketing expenses for 1996 increased 174% to $9.8 million from $3.6 million for 1995. Sales and marketing expenses were 36% of revenues for 1996 and 29% for 1995. The increase in sales and marketing expenses as a percent of revenues is primarily due to costs associated with expansion of the sales force in both product lines, personnel increases in the marketing group, additional sales commission expenses associated with higher revenues and increased advertising costs.

GENERAL AND ADMINISTRATIVE

(in thousands)                       1997          Change          1996          Change          1995
------------------------------------------------------------------------------------------------------
Expense                             $5,478           80%          $3,041           34%         $2,276
======================================================================================================
As a percentage of net revenues         11%                           11%                          19%


     General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for 1997 increased 80% to $5.5 million from $3.0 million for 1996, primarily as a result of increased general and administrative staff and related costs. General and administrative expenses remained constant at 11% of revenues for 1997 and 1996.

     General and administrative expenses for 1996 increased 34% to $3.0 million from $2.3 million for 1995. General and administrative expenses were 11% of revenues for 1996 and 19% for 1995. The decrease in general and administrative expenses as a percentage of revenues for 1996 was primarily a result of spreading expenses over higher revenues and refining the allocation of common costs among departments rather than absorbing these expenses as general and administrative.

RESEARCH AND DEVELOPMENT

(in thousands)                       1997          Change          1996          Change          1995
------------------------------------------------------------------------------------------------------

Expense                             $7,068          106%          $3,438           73%         $1,992
======================================================================================================
As a percentage of net revenues         14%                           13%                          16%

     The Company's research and development focuses on product development and consists primarily of salaries and benefits, related facility costs, equipment costs and outside consulting fees. Research and development expenses for 1997 increased 106% to $7.1 million from $3.4 million for 1996. Research and development expenses were 14% of revenues for 1997 and 13% of revenues for 1996. The increase in research and development expenses was primarily due to increased staffing and related costs. This increase in research and development expenses was partially offset by the increased allocation of staffing costs to funded project development activities recorded as costs of revenues for 1997.

     Research and development expenses for 1996 increased 73% to $3.4 million from $2.0 million for 1995. Research and development expenses were 13% of revenues for 1996 and 16% for 1995. The decrease in research and development expenses as a percentage of revenues during 1996 is primarily due to the allocation of certain research and development staffing to costs of revenues and spreading research and development costs over higher revenues in 1996.

ACQUISITION COSTS

(in thousands)                       1997          Change          1996          Change          1995
------------------------------------------------------------------------------------------------------

Expense                             $8,831          N/A               -           N/A          $2,520
======================================================================================================
As a percentage of net revenues         18%                          N/A                           21%

     In November 1997, the Company acquired Technology Company Ventures, L.L.C. ("TCV"), and Cimtech. Both the TCV and Cimtech acquisitions were accounted for under the pooling of interests method. As a result of the TCV transaction, the Company exchanged approximately 630,000 shares of common stock for the outstanding member equity of TCV. The Company exchanged approximately 185,000 shares of common stock for all of the outstanding stock of Cimtech. In addition, the outstanding stock options of Rosetta and Cimtech were converted into options to purchase approximately 110,000 shares of the Company's common stock.

     Also in November 1997, the Company acquired 32% minority interest in Rosetta for approximately 309,000 shares of common stock. In connection with the transaction, the Company expensed approximately $5.6 million of acquired in-process research and development and recorded approximately $1.0 million of goodwill which is being amortized on a straight-line basis over five years.

     In November 1995, TCV acquired approximately a 68% interest in Rosetta. Since its inception, TCV has had no other significant activities other than its investment in Rosetta. In connection with this transaction, TCV expensed approximately $1,770,000 of acquired in-process research and development and recorded approximately $312,000 of goodwill, which is being amortized on a straight-line basis over five years.

INCOME TAXES

(in thousands)                       1997          1996           1995
-------------------------------------------------------------------------

Expense                             $2,772        $1,744          $392
=========================================================================
Effective tax rate                     247%           38%          (29%)


     The effective tax rate for the years ended December 31, 1997 and 1995, differs substantially from the statutory tax rate due to nondeductible acquisition related costs. The Company's income (loss) before income taxes and minority interest for 1997 and 1995 includes expenses for acquired in-process research and development and acquisition charges of $8.8 million and $2.5 million respectively, which are not deductible for income tax purposes. The Company also recorded an income tax benefit of approximately $975,000, primarily due to the reversal of a valuation allowance that had been previously established to offset a portion of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has satisfied its cash requirements through borrowings, operations, capital lease financings and net proceeds of approximately $29.0 million from the Company's initial public offering of Common Stock in February 1996 and approximately $26.6 million from the Company's follow-on offering of Common Stock in June 1997. As of December 31, 1997, the Company had $40.3 million in cash and short-term investments.

     Net cash provided by operating activities for the year ended December 31, 1997 was $711,000. Net cash used by operating activities was $2.0 million for the year ended December 31, 1996. Net cash provided by operating activities was $1.3 million for the year ended December 31, 1995.

     In 1997, the Company used cash of $14.4 million in its investing activities, of which $5.5 million was used to purchase short-term investments, $7.7 million was used to purchase property and equipment, $1.0 million was used for development of software. In 1996, the company used cash of $15.6 million in its investing activities, of which $9.8 million was used to purchase short-term investments, $4.6 million was used to purchase property and equipment, and $658,000 was paid as an advance to the developer of the Company's new office building. In 1995, the Company used cash of $2.4 million in its investing activities, of which $986,000 was used to purchase property and equipment, $263,000 was used for the development of software and $750,000 was paid as an advance to the developer of the Company's new office building.

     Accounts receivable at December 31, 1997 increased $6.5 million to $15.6 million from $9.1 million at December 31, 1996. The increase in accounts receivable was primarily due to increased revenues. The Company's accounts receivable balance will vary from year to year, depending on revenues, contract terms, and timing of collections.

     The Company had a $1.0 million line of credit agreement with a commercial bank, which expired on May 1, 1997 and was secured by substantially all of the assets of the Company. Borrowings under the credit agreement were limited to a percentage of eligible accounts receivable, as defined in the credit agreement. The Company did not renew the credit agreement upon its expiration on May 1, 1997.

     In addition, the Company had a $500,000 operating line of credit with a bank that expired on November 30, 1997. All advances were collateralized by accounts receivable and equipment.

     At December 31, 1997, the Company had $1.7 million of notes and capital leases payable. The Company used a portion of the net proceeds of its follow-on offering to repay a $680,000 note payable.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Company or its representatives may, from time to time, make or may have made certain forward-looking statements, orally or in writing, including, without limitations, any such statements made or to be made in Management's Discussions and Analysis of Financial Conditions and Results of Operations contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

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

VARIABILITY OF OPERATING RESULTS

     The Company has experienced and expects to continue to experience fluctuations in its quarterly results. The Company's revenues are affected by a number of factors, including the timing of the introduction of new software products and interactive products by the Company and its competitors, seasonality of certain customer purchases, product mix, general economic conditions and the Company's ability to obtain agreements from publishers and distributors to market the Company's products. The Company's operating results also will vary significantly depending on changes in pricing, changes in customer budgets and changes in the volume and timing of orders received during the quarter, which are difficult to forecast. As a result of the foregoing and other factors, the Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

TECHNOLOGICAL CHANGE AND MARKET ACCEPTANCE

     The Company's success depends on its ability to develop and sell new products, develop site licensing agreements with major manufacturers in the automotive, aerospace, heavy equipment and other manufacturing industries, develop its 3D and 2D software products for new platforms and continue to produce high-quality interactive products in a timely and cost effective manner. In addition, the Company must continually anticipate, and adapt its products to merging computer technologies and capabilities, such as enhanced graphics, sound, music, video and speech generation. The life cycles of the Company's products are difficult to estimate because the markets that the Company targets are in the early stages of development and because of uncertainties arising from the effect of future product enhancements, future developments in hardware and software technology and future competition. If the Company's products become outdated and lose market share or if new products or existing product upgrades are not introduced when demanded by the market or are not accepted by the market, the Company's revenues and operating results could be materially adversely affected. There is no assurance that the Company will be able to introduce new products on a timely basis or that such new products will be accepted in the market.

IMPACT OF ACQUISITIONS

     In November 1997, the Company acquired Rosetta and Cimtech and will continue to identify and evaluate acquisition opportunities in the future. Any acquisition, however, involves inherent uncertainties, such as the effect on the acquired business of integration into a larger organization and the availability of management resources to oversee the operations of the acquired business. The Company's ability to integrate the operations of the acquired companies is important to its future success. There can be no assurance as to the Company's ability to integrate new businesses nor as to its success in managing the larger operations resulting therefrom. Even though an acquired business may have experienced profitability and growth as an independent company prior to its acquisition by the Company, there can be no assurance that such profitability and growth will continue thereafter.

DEPENDENCE ON EMERGING MARKET FOR SOFTWARE PRODUCTS AND CUSTOMER CONCENTRATION

     The market for enterprise-wide visualization software products in the automotive, aerospace, heavy equipment and other manufacturing industries is emerging and dependent on a number of variables, including customer preferences and the rate of adoption of new technology. There can be no assurance that this market will continue to grow or that the Company's software products will be accepted by the market. The Company's growth is dependent in part on significant demand for its software products. In addition, as the Company increasingly markets it 3D and 2D visualization software as an enterprise-wide solutions, there can be no assurance that large customers will be willing to invest in the Company's products on a company-wide basis or that users outside the design and engineering areas will accept the Company's products. In 1997, sales of software products to one customer accounted for 19% of the Company's revenues. See "Item 1. Business--Marketing and Distribution." There can be no assurance that EAI will be able to continue to sell software products to this customer at 1997 levels or, if it fails to do so, that the Company will be able to replace this customer with new customers.

DEPENDENCE ON EMERGING MARKET FOR INTERACTIVE PRODUCTS

     The market for interactive multimedia software products is emerging and dependent on a number of variables, including consumer preferences, shipments of multimedia personal computers, the installed base of multimedia personal computers and the number of other publishers creating interactive software products. There can be no assurance that this market will continue to grow. The market for games and educational multimedia software is characterized by rapid changes in computer hardware and software technology and is highly competitive with respect to timely product innovation. The Company's near-term growth is dependent in part on significant demand for its recently released interactive products and for its products under development. However, the Company does not typically receive royalty revenues from a product until the publisher achieves a minimum level of sales of the product, which may not occur immediately after delivery of the product to the publisher, if at all. There can be no assurance that the Company's new interactive products will be accepted by the market or that the Company will be able to respond effectively to the evolving requirements of the market.

RELIANCE ON THIRD PARTIES TO MARKET AND DISTRIBUTE CERTAIN INTERACTIVE PRODUCTS

     The Company's strategy has been to rely upon third parties to market and distribute its interactive products. EAI does not have an exclusive relationship with any of the current distributors of its interactive products. The Company's relationships with publishers have involved contracts that address a single product or title for a specific market area and do not constitute a continuing marketing and distribution agreement. There can be no assurance that the Company's relationships with publishers will continue or that the Company will be able to find other means to market and distribute its interactive products. Failure to continue such relationships, establish new relationships or develop independent means of marketing and distributing interactive products could have a material adverse effect on the Company's revenues and operating results.

RELIANCE ON THIRD PARTIES TO MARKET AND DISTRIBUTE CERTAIN SOFTWARE PRODUCTS

     In addition to marketing the Company's software products directly to end users, the Company has contractual relationships with Hewlett-Packard to jointly market and Structural Dynamics Research Corporation (SDRC) to jointly market and distribute certain of the Company's software products. Although these contracts represent a significant marketing and distribution opportunity for the Company's software products, there can be no assurance that these contractual relationships will be successful in creating significant sales or that these relationships will be continued beyond their contract terms.

MANAGEMENT OF GROWTH AND INTERNATIONAL EXPANSION

     The Company has experienced and may continue to experience rapid growth which could place a significant strain on the Company's employees, operating procedures, financial resources and information systems. The Company plans to introduce a significant number of new products, increase its production capacity and development expenditures, expand its sales and marketing initiatives and hire additional employees. Such activities will require significant managerial expertise. If the Company is unable to manage its growth effectively, the Company's revenues, operating results and financial condition could be materially adversely affected. In addition, in connection with the Company's plans to increase its sales and marketing presence in Europe and Asia, the Company will be incurring expenses in advance of revenues. If the Company is unsuccessful in generating sufficient revenues to recover their expenses or is unable to hire, train and retain experienced international sales and marketing personnel, the Company's revenues, operating results and financial conditions could be adversely affected. Increased international activity could expose the Company to foreign currency fluctuations, foreign labor laws and other unforeseen problems.

COMPETITION

     The Company expects significant competition in each of its two product lines:

SOFTWARE PRODUCTS

     Large computer companies or companies competing in the CAD/CAE/CAM and PDM markets could offer products with the same or similar functionality as offered by the Company. Such companies, some of which have substantially greater financial and other resources than the Company, include Autodesk Inc., Dassault Systemes S.A., Division Plc., IBM, Parametric Technology
Corp., SDRC, and Silicon Graphics, Inc.   Although the Company believes it
has a technological advantage over potential competitors in these markets, maintaining its advantage will require continuing investment by the Company in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that such investments will be successful.

INTERACTIVE PRODUCTS

     The interactive software publishing industry is intensely competitive. The Company's sales to the educational and consumer markets may be adversely affected by the increasing number of competitive products. The Company's interactive products will compete directly against other educational and consumer software products including multi-player Internet games. The Company's competitors in this area include a large number of companies, some of which have substantially greater financial, technical, marketing and other resources than the Company, such as Broderbund Software Inc., Cendant Corporation, Digital Domain Inc., GT Interactive Software Corp., and SoftKey

International Inc.   Moreover, large corporations, such as Microsoft
Corporation and The Walt Disney Company , which have substantial bases of intellectual property content and substantial financial resources, have entered or announced their intention to enter the market for consumer software.

     While the Company believes that most special effects firms target the feature film and advertising markets, these firms could refocus their efforts in the commercial markets, an area in which the Company derives a portion of its interactive product revenue. These special effects firms, some of which have substantially greater financial, technical, marketing and other resources than the Company, include Dreamworks SKG, Industrial Light and Magic (a division of Lucasfilm Limited), and Pixar. In addition, a large number of small companies provide custom animations to commercial markets as a complement to their primary business of studio film production, engineering consulting and communications consulting.

YEAR 2000 COMPUTER CONVERSION

     The Company has developed and implemented a plan to upgrade its information technology in order to prepare for the year 2000 and has completed conversion of all critical data processing systems. All of the Company's systems and applications are 2000 compliant. The company has also initiated communications with its significant vendors to determine the extent to which the Company's systems may be vulnerable to third parties' failure to remediate their own 2000 issues. Management currently does not anticipate such a failure to be an issue. However, operating results could be impacted if the systems of other companies with whom the Company transacts business are not compliant in a timely manner.

PROTECTION OF PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its extensive proprietary technology and databases. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure and non-competition agreements and other methods to protect its proprietary rights. There can be no assurance that these measures will prevent the Company's competitors from obtaining or using the Company's proprietary technology and databases. Certain of the Company's products include mechanisms intended to prevent or inhibit unauthorized copying. In addition, the Company packages its software products with license agreements, which prohibit unauthorized copying of such products. Unauthorized copying does, however, occur in the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's revenues and operating results could be adversely affected. The laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and proprietary rights to the same extent as do the laws of the United States. Furthermore, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Board of Directors
Engineering Animation, Inc.

     We have audited the accompanying consolidated balance sheets of Engineering Animation, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Technology Company Ventures, L.L.C., which statements reflect total assets and total revenues constituting 9% and 19%, respectively, in 1996 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Technology Company Ventures, L.L.C., is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engineering Animation, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                        Ernst & Young, LLP
Minneapolis, Minnesota
January 30, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Managers and Members of
Technology Company Ventures, L.L.C.:

We have audited the accompanying consolidated balance sheet of Technology Company Ventures, L.L.C. (an Oregon limited liability company) as of December 31, 1996, and the related consolidated statements of operations, member's equity and cash flows for the year then ended, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above and not presented separately herein, present fairly, in all material respects, the financial position of Technology Company Ventures, L.L.C. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Portland, Oregon,
  October 14, 1997

Engineering Animation, Inc.
Consolidated Balance Sheets
(in thousands, except share data)


ASSETS                                                 December 31,
                                                  1997              1996
                                             ----------------------------------
Current assets:
  Cash and cash equivalents                     $24,892           $10,786
  Short-term investments                         15,406             9,884
  Accounts receivable, net:
     Billed, less allowance of $842
      and $154, respectively                     15,617             9,095
     Unbilled                                     6,321             3,334
  Deferred income taxes                             814                48
  Prepaid expense and other assets                1,554               447
                                             ----------------------------------
Total current assets                             64,604            33,594

Property and equipment, net                      11,394             5,364

Other Assets:
  Restricted cash                                   210               495
  Note receivable                                 1,408             1,408
  Software development costs, net of
   accumulated amortization
   of $595 and $376, respectively                 1,396               602
  Deferred income taxes                             585                 -
  Goodwill, net of accumulated
   amortization of $139 and $62, respectively     1,212               250
  Other                                             391               586
                                             ----------------------------------
Total assets                                    $81,200           $42,299
                                             ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 2,885           $ 1,358
  Accrued compensation and other accrued
   expenses                                       4,146             1,680
  Deferred revenue                                2,546             1,084
  Deferred income taxes                             113               119
  Current portion of long-term debt and
   lease obligations                                176                69
  Income taxes payable                              270               366
                                             ----------------------------------
Total current liabilities                        10,136             4,676
Convertible note payable--related party               -               351
Long-term debt  and lease obligations due
  after one year                                  1,495             1,303
Deferred income taxes                             1,238               826
Minority interest                                     -               515

Stockholders' equity
  Preferred stock, $.01 par value:
    Authorized shares -- 20,000,000
    Issued and outstanding shares -- None              -                 -
  Common stock, $.01 par value:
    Authorized shares -- 20,000,000
    Issued and outstanding shares --
      9,816,609 in 1997
      and 7,848,725 in 1996                          98                78
  Additional paid-in capital                     69,783            34,403
  Retained earnings (deficit)                    (1,550)              147
                                             ----------------------------------
    Total stockholders' equity                   68,331            34,628
                                             ----------------------------------
Total liabilities and stockholders' equity      $81,200           $42,299
                                             ==================================

SEE ACCOMPANYING NOTES.

Engineering Animation, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)


                                                 YEARS ENDED DECEMBER 31,
                                             1997         1996          1995
                                       ----------------------------------------
Net revenues                            $ 49,717       $ 27,189      $ 12,249
Cost of revenues                          13,332          7,277         3,100
                                       ----------------------------------------
Gross profit                              36,385         19,912         9,149

Operating expenses:
  Sales and marketing                     15,406          9,799         3,573
  General and administrative               5,478          3,041         2,276
  Research and development                 7,068          3,438         1,992
  Acquisition costs                        8,831              -         2,520
                                       ----------------------------------------
Total operating expenses                  36,783         16,278        10,361
                                       ----------------------------------------
Income (loss) from operations               (398)         3,634        (1,212)
Interest and other income (expense), net   1,522            987          (158)
                                       ----------------------------------------
Income (loss) before income taxes and
 minority interest                         1,124          4,621        (1,370)
Income taxes                               2,772          1,744           392
                                       ----------------------------------------
Income (loss) before minority interest    (1,648)         2,877        (1,762)
Minority interest                            (49)          (310)         (128)
                                       ----------------------------------------
Net income (loss)                      $  (1,697)      $  2,567      $ (1,890)
                                       ========================================
Earnings (loss) per share:
  Basic                                 $  (0.19)       $  0.35      $  (0.39)
                                       ========================================
  Diluted                               $  (0.19)       $  0.30      $  (0.39)
                                       ========================================
  Weighted average shares outstanding      8,770          7,432         4,805
                                       ========================================
  Weighted average shares
   outstanding and assumed conversion      8,770          8,648         4,805
                                       ========================================


SEE ACCOMPANYING NOTES.

Engineering Animation, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands)

                                                                                     ADDITIONAL      RETAINED           TOTAL
                                                            COMMON STOCK              PAID-IN        EARNINGS        STOCKHOLDERS'
                                                       SHARES         AMOUNT          CAPITAL        (DEFICIT)         EQUITY
                                                      ---------------------------------------------------------------------------
Balance at January 1, 1995                             4,431          $  44          $  2,287        $  (530)          $  1,801
  Conversion of accrued salaries and contributed
    equipment into common stock                           22              1                30              -                 31
  Common stock issued for options exercised               13              -                 -              -                  -
Formation of Technology Company Ventures, L.L.C.
  and acquisition of predecessor interest                630              6             2,994              -              3,000
Net loss                                                   -              -                 -         (1,890)            (1,890)
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1995                           5,096             51             5,311         (2,420)             2,942
  Issue of common stock in connection with the
    Company's initial public offering, net of
    offering expenses                                  2,738             27            29,040              -             29,067
  Conversion of accrued salaries into common stock        10              -                40              -                 40
  Common stock issued for options exercised                5              -                12              -                 12
  Net income                                               -              -                 -          2,567              2,567
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1996                           7,849             78            34,403            147             34,628
  Issue of common stock, net of offering expenses      1,500             15            26,610              -             26,625
  Common stock issued for options and warrants
   exercised                                             153              2               625              -                627
  Conversion of notes payable into common stock           25              -               351              -                351
  Purchase of minority interest in Rosetta
   Technologies, Inc.                                    290              3             7,130              -              7,133
  Income tax benefit related to incentive stock
   option plan                                             -              -               664              -                664
  Net loss                                                 -              -                 -         (1,697)            (1,697)
                                                      ---------------------------------------------------------------------------
Balance at December 31, 1997                           9,817          $  98          $ 69,783       $ (1,550)          $ 68,331
                                                      ===========================================================================


SEE ACCOMPANYING NOTES.

Engineering Animation, Inc.
Consolidated Statements of Cash Flows
(in thousands)


                                                                 YEARS ENDED DECEMBER 31
                                                      1997            1996            1995
                                                  --------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                   $ (1,697)       $ 2,567         $ (1,890)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                      2,230          1,134              491
    Deferred income taxes                               (945)           404              295
    Income tax benefit of stock options                  664              -                -
    Write-off of purchased research and development
     and acquisition costs                             5,599              -            2,520
    Minority interest in income                           49            310              128
    Increase in billed accounts receivable            (6,522)        (6,852)            (311)
    Increase in unbilled accounts receivable          (2,987)        (2,045)          (1,005)
    Increase in prepaid expenses                      (1,107)          (262)              (7)
    Increase in accounts payable                       1,527            657              483
    Increase in accrued expenses                       2,370          1,375              400
    Increase in deferred revenue                       1,462            618              194
    Other                                                 68             56               28
                                                    ------------------------------------------
Net cash provided by (used in) operating activities      711         (2,038)           1,326


INVESTING ACTIVITIES
Issuance of note receivable                                -           (658)            (750)
Purchases of property and equipment                   (7,709)        (4,551)            (986)
Purchases of other assets                               (197)          (193)            (442)
Capitalization of software development costs          (1,013)          (343)            (263)
Purchase of short-term investments                    (5,522)        (9,847)               -
                                                    ------------------------------------------
Net cash used in investing activities                (14,441)       (15,592)          (2,441)

FINANCING ACTIVITIES
Decrease (increase) in restricted cash                   285           (495)               -
Net change in short-term borrowing                         -              -             (200)
Proceeds from long-term debt                           1,349            495            1,769
Payments on long-term debt and
 capital lease obligations                            (1,050)        (1,486)            (354)
Net proceeds from exercise of
 options and warrants                                    627             12                -
Net proceeds from issuance of common stock            26,625         29,067                -
                                                    ------------------------------------------
Net cash provided by financing activities             27,836         27,593            1,215
                                                    ------------------------------------------
Net increase in cash and cash equivalents             14,106          9,963              100
Cash and cash equivalents at beginning of year        10,786            823              723
                                                    ------------------------------------------
Cash and cash equivalents at end of year            $ 24,892       $ 10,786            $ 823
                                                    ==========================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                       $    155       $     83            $ 147
Income taxes paid                                      3,171            886                2
Property and equipment gifted to the Company               -            421                -
Property and equipment purchased through
  capital lease obligations and notes payable              -              -              125
Common stock issued to purchase minority interest
  in Rosetta Technologies, Inc.                        7,133              -                -
Promissory note converted into common stock              351              -                -


SEE ACCOMPANYING NOTES.

Engineering Animation, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

Engineering Animation, Inc. (the "Company") develops, produces and sells enterprise-wide visualization and interactive software products that address visualization, animation and graphics needs of its customers in domestic and international commercial markets.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are presented giving retroactive effect to the Company's acquisitions of Technology Company Ventures, L.L.C. ("TCV") and Cimtech, Inc. ("Cimtech") which have been accounted for under the pooling of interests method.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

RESTRICTED CASH

Restricted cash consists of cash committed as collateral for the notes payable to the State of Iowa. As requirements of the note are met, the cash will be released in increments of $75 on a quarterly basis.

SHORT-TERM INVESTMENTS

Short-term investments consist of debt securities of the U.S. Government or governmental agencies and high-grade commercial paper. Short-term investments are stated at cost plus accrued interest, which approximates market. The Company classifies its short-term investments as "available-for-sale."

STOCK-BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" but applies Accounting Principles Board Opinion No. 25 (ABP 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

REVENUE RECOGNITION

Revenue from sales of software products is recognized upon delivery of the software product to the customer and satisfaction of significant related obligations, if any. Revenue from development, service and customer support contracts is deferred and recognized ratably over the period the services are provided.

Revenue is recognized based upon labor and other costs incurred and progress to completion on contracts. Unbilled accounts receivable represent revenue earned but not yet billable based on terms of the contract. Billings are made based on milestones or as otherwise provided for in the contracts.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. This risk is partially mitigated due to the large number and diversity of entities comprising the Company's customer base.

INTERNATIONAL OPERATIONS

The Company's international operations represent an increasingly substantial portion of its overall operating results. Sales offices are located in France, Germany, Italy, the United Kingdom and Malaysia.

During 1997, foreign revenues were $5,256 or 11% of total revenues compared with $2,505 or 9% of total revenues in 1996 and $599 or 5% of total revenues in 1995.

The Company's international operations are subject to a number of risks including currency fluctuations, changes in foreign governments and their policies, and expropriation or requirements of local or shared ownership. The Company believes that the geographic dispersion of its sales and assets partially mitigates these risks.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The functional currencies of the Company's foreign subsidiaries are considered to be the respective subsidiary's local currency. The effect of the cumulative translation adjustment is not material and has not been separately disclosed in the Company's financial statements.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost. Depreciation and amortization of property and equipment is provided over the estimated useful lives of the assets, which range from three to seven years, on the straight-line method.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company amortizes these costs over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is greater. Amortization expense was $219, $194 and $121 for the years ended December 31, 1997, 1996 and 1995, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are recorded based on enacted tax laws and tax rates. Changes in enacted tax rates will be reflected in tax provision as they occur.

EARNINGS (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACQUISITIONS

In November 1995, TCV was formed for the purpose of acquiring approximately a 68% interest in Rosetta Technologies, Inc. ("Rosetta"). Since inception, TCV has had no other significant activities other than its investment in Rosetta. In connection with this transaction, TCV expensed approximately $1,770 of acquired in-process research and development and recorded approximately $312 of goodwill, which is being amortized on a straight-line basis over five years.

In November 1997, the Company acquired Rosetta in two separate transactions valued at approximately $25,500. The Company acquired a controlling interest in Rosetta through a merger with TCV in which the Company issued approximately 630,000 shares of common stock in exchange for the member equity of TCV. Subsequent to the TCV merger, the Company acquired the remaining minority interest in Rosetta by issuing approximately 309,000 shares of common stock in a transaction valued at approximately $7,100. The minority interest acquisition was accounted for using the purchase method. Approximately $5,600 of the purchase price was allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to operations at the date of acquisition and is included in the acquisition costs. The in-process research and development was valued using expected future cash flows, discounted for risks and uncertainties related to the target markets and the completion of the projects. The Company also recorded goodwill of $1,039, which is being amortized on a straight-line basis over five years.

In November 1997, the Company also acquired Cimtech in a transaction valued at approximately $6,000. The Company issued approximately 185,000 shares of common stock in exchange for all of the outstanding common stock of Cimtech.

In connection with these November 1997 transactions, the Company also recorded approximately $3,200 for transaction costs, employee related expenses and other integration costs.

The mergers with TCV and Cimtech were accounted for as pooling of interests. Accordingly, the historical financial statements of the Company have been restated to include the operating results of TCV and Cimtech for all periods presented.

Separate results of operations for periods prior to the acquisitions are as follows:

                                        NINE MONTHS
                                            ENDED
                                        SEPTEMBER 30,        YEAR ENDED DECEMBER 31
                                            1997               1996          1995
                                      ---------------------------------------------
                                        (UNAUDITED)
Revenues:
  EAI                                      $27,564           $20,413       $10,415
  TCV                                        4,622             5,292           764
  Cimtech                                    2,167             1,484         1,070
                                      ---------------------------------------------
  Combined                                 $34,353           $27,189       $12,249
                                      =============================================
Net income (loss):
  EAI                                      $ 3,515           $ 1,851      $    431
  TCV                                          260               674        (2,241)
  Cimtech                                      220                42           (80)
                                      ---------------------------------------------
  Combined                                 $ 3,995           $ 2,567      $ (1,890)
                                      =============================================

3.  NOTE RECEIVABLE

During 1995, the Company entered into a loan agreement whereby the Company agreed to loan approximately $750 to the developer of a building the Company leases. During 1996, the Company loaned an additional $658 to the developer. The Company began leasing the building July 1996. Interest, at a rate of 2.25% above the U. S. Treasury three-year constant rate, began accruing and is payable monthly upon commencement of the lease. The principal is due June 2016, unless the developer sells the building to an unaffiliated third party, at which time the principal and interest accrued to date becomes immediately due. The note receivable is collateralized by a second mortgage on the building.

4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                   1997             1996
                                              -------------------------------
Computer equipment and software                $ 8,513             $ 4,995
Office equipment and furniture                   2,690               1,758

Leasehold improvements                             284                 230
Construction in progress                         3,081                   -
                                              -------------------------------
Total (at cost)                                 14,568               6,983
Less  accumulated depreciation                  (3,174)             (1,619)
                                              -------------------------------
Net property and equipment                    $ 11,394             $ 5,364
                                              ===============================


5.  DEBT

The Company had a $1,000 line of credit agreement with a commercial bank that expired on May 1, 1997. In addition, the Company had a $500 operating line of credit with a bank that expired on November 30, 1997. No amounts were outstanding on either line at December 31, 1996.

Long-term debt at December 31, 1997 and 1996 consists of the following:


                                                            DECEMBER 31,
                                                        1997            1996
                                                    ---------------------------
Non-interest bearing note payable, due in
  monthly installments of $2,381, commencing
  July 1998 through June 2005; collateralized
  by all equipment of the Company                     $   200         $   200



Note  payable collateralized by restricted cash;
  forgiven at the rate of $75,000 each quarter
  as goals are met                                        75            375

Forgiveable note with interest accruing at 6%
  commencing November 1997 due October 2000;
  job attainment goals must be met for principal
  and interest to be forgiven                            500              -

Non-interest bearing note payable commencing
  November 1997 due December 2007; job attainment
  goals must be met to remain non-interest bearing       500              -

6% note payable, collateralized by Company assets          -            430

Capital lease obligations                                 41             73

Other notes payable with interest ranging from
  0% to 6%, and payments due from 1998 through
  2007                                                   355            294
                                                    ---------------------------
                                                       1,671          1,372

Less amounts due within one year                         176             69
                                                    ---------------------------
Long-term debt due after one year                    $ 1,495        $ 1,303
                                                    ===========================




Future maturities of long-term debt and capital lease obligations are as follows:
           1999                                                  $ 204
           2000                                                    690
           2001                                                     95
           2002                                                    146
           Thereafter                                              360
                                                           -----------
                                                               $ 1,495
                                                           ===========


6. OPERATING LEASES

In June 1996, the Company entered into a new operating lease for office facilities upon completion of construction of the underlying building. The rent is $411 annually for 10 years. The Company also has operating leases for additional office space and equipment with various lease terms expiring through 2006. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,535, $765 and $486, respectively.

The future minimum lease payments at December 31, 1997 are as follows:


1998                                                            $  1,615
1999                                                               1,586
2000                                                               1,584
2001                                                               1,477
2002                                                               1,064
Thereafter                                                         1,687
                                                              ----------
                                                                $  9,013
                                                              ==========


7. CONVERTIBLE NOTE PAYABLE - RELATED PARTY

The Company had a $351 convertible promissory note with a corporation controlled by one of its minority shareholders. The note was due in full on November 15, 1998 and bore interest at the rate of 10% per annum. Interest was paid monthly. The note was convertible into the Company's common stock at a conversion rate of $20.11 per share and was converted into 17,454 shares of common stock in November 1997.

8. ROYALTY AGREEMENTS

The Company has entered into royalty agreements with various entities to use and distribute products in conjunction with the Company's software products. Royalty payments for the years ended December 31, 1997, 1996 and 1995 were $277, $415, and $170, respectively.

9.  INCOME TAXES

The components of income tax expense are as follows:

                                           1997         1996          1995
                                         ----------------------------------
Current:
  Federal                                $ 3,491      $ 1,203      $     73
  State                                      226          137            22
                                         -----------------------------------
                                           3,717        1,340            95
Deferred                                      72          404           297
Change in valuation allowance             (1,017)           -             -
                                         ----------------------------------
Total                                    $ 2,772      $ 1,744       $   392
                                         ==================================


A reconciliation of income tax computed at the US statutory rate to the effective income tax rate is as follows:

                                               1997         1996          1995
                                           ------------------------------------
Tax at US statutory rate                   $    382      $ 1,571       $  (466)
  State  income  taxes, net of federal
    tax benefit                                 191          251            66
Non-deductible acquisition costs              3,058            -           857
Change in valuation allowance                (1,017)           -             -
All other, net                                  158          (78)          (65)
                                           ------------------------------------
                                            $ 2,772      $ 1,744       $   392
                                           ====================================


Significant components of the Company's deferred income tax liabilities and assets at December 31, 1997 and 1996 are as follows:

                                                           1997          1996
                                                      -------------------------
Deferred tax liabilities:
  Tax over book depreciation                          $    (595)     $   (326)
  Capitalized software development costs                   (530)         (262)
  Other, net                                               (226)         (357)
                                                      ------------------------
Total deferred tax liabilities                           (1,351)         (945)
Deferred tax assets:

  Accounts  receivable,  principally  due to
    allowance for doubtful accounts                         297            48
Paid time-off accrual                                       229             -
  Net operating loss carryforwards                          858         1,017
  Other, net                                                 15             -
                                                     -------------------------
Total deferred tax assets                                 1,399         1,065
  Less valuation allowance                                    -        (1,017)



                                                      -------------------------
Net deferred tax assets                                   1,399            48
                                                      -------------------------
Net deferred tax asset (liability)                     $     48      $   (897)
                                                      =========================


At December 31, 1997, the Company has net operating loss carryforwards of $2,300 for federal income tax purposes that expire in the years 2003 through 2011. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOL's incurred prior to a change in ownership. Such a change in ownership occurred in connection with TCV's acquisition of the majority interest of Rosetta in 1995 and with the Company's 1997 acquisitions of Cimtech and TCV. As a result of the 1995 transaction, the Company is limited to using approximately $190 of the net operating loss carryforwards generated prior to the 1995 transaction in any one year. The Company does not believe that the utilization of the NOL's carryforward for the 1997 acquired companies will be significantly limited under Section 382.

10. CAPITAL STOCK, STOCK SPLIT AND STOCK OPTIONS

CAPITAL STOCK

The Company adopted a stockholders rights plan effective at the time of the initial public offering. Under the plan, each share of common stock has associated with it one preferred share purchase right ("Right"). The terms of the Rights are set forth in the Rights Agreement.

STOCK SPLIT

The Board of Directors approved a three-for-two stock split to be affected in the form of a stock dividend, payable to shareholders of record as of February 12, 1998. Accordingly, all share, per share, weighted average share and stock option information has been restated to reflect the split.

STOCK OPTIONS

The Company has stock option arrangements with various officers, directors, other members of management and employees. The options are generally granted at fair market value. The options generally vest over periods of five years and must be exercised no later than 10 years from the date of grant.

In 1994, the Company issued non-qualified options to purchase 532,032 shares of common stock for $1.33 per share to two officer/stockholders. These options, which are not part of the 1994 stock option plan described below, are fully vested and remain exercisable through June 2009.

During 1994, the Company adopted the Engineering Animation, Inc. 1994 Stock Option Plan providing for issuance of incentive or non-qualified options to employees based upon management discretion. During 1997, the Company amended the plan to increase the number of shares reserved for issuance by 285,000. The Company has reserved 1,785,000 shares of common stock for issuance under this plan.

In February 1995, the Company issued non-plan/non-qualified options to purchase 221,250 shares of common stock at prices ranging from $2.67 to $8.00 per share to five executives. The options are fully vested and remain exercisable through February 2005.

In January 1996, the Company adopted a Non-Employee Directors Option Plan. During 1997, the Company decreased the number of shares reserved for issuance by 285,000. The Company has reserved 90,000 shares of common stock for issuance under this Plan.

During 1997, the Company adopted the Engineering Animation, Inc. 1997 Non-Qualified Stock Option Plan providing for issuance of non-qualified options to employees based upon management discretion. The Company reserved 600,000 shares of common stock for issuance under this plan.

A summary of common stock option activity, and related information for the years ended December 31 follows:


                                                    1997                      1996                     1995
                                                        WEIGHTED-                 WEIGHTED-                   WEIGHTED-
                                                         AVERAGE                   AVERAGE                    AVERAGE
                                                        EXERCISED                 EXERCISED                  EXERCISED
                                           OPTIONS       PRICE       OPTIONS        PRICE       OPTIONS        PRICE
Outstanding at beginning of year         2,049,353       $6.13      1,264,353      $ 2.27        888,452      $  1.32
Granted                                    386,043       19.99        808,265       12.07        432,794         4.10
Exercised                                 (153,329)       4.26         (4,158)       3.01              -            -
Forfeited                                 (131,355)      10.73        (19,107)       2.43        (56,892)        1.39
                                         ---------                  ---------                  ---------
Outstanding at end of year               2,150,712       $8.45      2,049,353      $ 6.13      1,264,353        $2.27
                                         =========                  =========                  =========
Exercisable at end of year               1,138,793       $3.88        999,599      $ 2.48        887,000        $2.37
                                         =========                  =========                  =========
Weighted-average fair value of
options granted during the year                          $6.98                     $ 4.52                      $   .35



Exercise prices for options outstanding at December 31, 1997 are as follows:



                                      NUMBER OF OPTIONS       RANGE OF EXERCISE
                                                                   PRICES
                                           756,735            $  .003  - $ 1.33
                                           483,872               2.57  -   8.00
                                           715,758              10.67  -  19.92
                                           181,973              22.09  -  29.63
                                            12,374              30.25  -  31.50
                                        -----------
                                         2,150,712            $  .003  - $31.50
                                        ===========

The weighted-average remaining contractual life of these options is ten years.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates ranging from 5.7% to 6.2%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .34, .40 and .01, and a weighted-average expected life of the option of four years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense net of related pro forma tax benefits over the options' vesting period. The Company's pro forma information follows:

                                          1997         1996         1995
                                      -------------------------------------
Pro forma net income (loss)           $  (2,666)     $ 2,270     $  (1,920)
Pro forma earnings (loss) per share:
    Basic                             $   (0.30)     $  0.31     $   (0.40)
    Diluted                           $   (0.30)     $  0.26     $   (0.40)


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not representative of future pro forma amounts.

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split:

                                                YEARS ENDED DECEMBER 31
                                           ----------------------------------
                                              1997          1996       1995
                                           ------------------------------------
Numerator:

Net income (loss)                          $ (1,697)     $  2,567    $  (1,890)
                                           ====================================
Denominator:
Denominator  for  basic  earnings per
share - weighted average shares              8,770          7,432        4,805

Stock options                                    -          1,216            -
                                           ------------------------------------
Denominator  for diluted earnings per
share  -  adjusted  weighted  average

shares and assumed conversions               8,770          8,648        4,805
                                           ====================================

Basic earnings (loss) per share            $  (0.19)     $   0.35    $   (0.39)
                                           ====================================
Diluted earnings (loss) per share          $  (0.19)       $  0.30   $   (0.39)
                                           ====================================

12.  EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) plan which covers substantially all employees who meet the minimum age requirement. The Company is required to match one-half of the employee's contribution up to a maximum Company contribution of the first 4% of the employee's compensation. Plan expense for 1997, 1996 and 1995 was approximately $211, $130 and $58 respectively.

13. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

NOTES RECEIVABLE--the carrying amount reported in the balance sheet for the note receivable approximates its fair value as it carries a floating rate of interest.

LONG-TERM DEBT--the carrying amounts reported in the balance sheet for the Company's bank notes payable approximate their fair values as they bear variable rates of interest. The Company believes that the municipal notes, issued to the Company to encourage and facilitate expansion and increased employment, approximate their fair values as they were negotiated and issued in the latter half of 1997. The prime lending rate in 1997 approximated the rate in 1996 and, accordingly, the fair value change would be immaterial.

14. MAJOR CUSTOMERS

One major customer accounted for 19% of revenues for 1997. Two major customers accounted for 26% of revenues in 1996. One major customer accounted for 10% of revenues for 1995.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information.


                                           THREE MONTHS ENDED                      YEAR ENDED
                          MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31
                             1997          1997           1997         1997*          1997*
Net revenues                  $ 9,699      $11,095      $13,559      $15,364        $49,717
Gross profit                    7,091        8,110       10,151       11,033        $36,385
Operating expenses              5,736        6,490        7,648       16,909        $36,783
Operating income (loss)         1,355        1,620        2,503       (5,876)       $  (398)
Net income (loss)                 906        1,199        1,890       (5,692)       $(1,697)
Earnings per share:
   Basic                          .12          .15          .20        ( .59)         ( .19)
   Diluted                        .10          .13          .17        ( .59)         ( .19)

* Includes acquisition costs of $8,831 for write-off of in-process technology and transaction expenses, offset by the reversal of previously established deferred tax valuation allowance of $975.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1997, there were no disagreements with the Company's independent public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                     DIRECTORS

     The Board of Directors of Engineering Animation, Inc. consists of five directors, divided into three classes. At the 1998 Annual Meeting of Stockholders, two nominees are to be elected, with each director to serve for a term of three years or until his successor is duly elected and qualified. The remaining three directors will continue to serve as set forth below, with two directors having terms expiring on the date of the annual meeting to be held in 1999 and one director having a term expiring on the date of the annual meeting to be held in 2000. The nominees, Martin J. Vanderploeg and Laurence J. Kirshbaum, are currently directors of the Company.

     The following sets forth with respect to the nominees and each director continuing to serve, their names, ages, principal occupations and other information, based upon information received from them.

        NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS FOR THREE-YEAR TERMS
                 EXPIRING AT THE ANNUAL MEETING TO BE HELD IN 2001

MARTIN J. VANDERPLOEG, Ph.D., 41. (Director since 1988). Dr. Vanderploeg co-founded the Company in 1988. He has served as Executive Vice President since October 1993 and as the Company's Secretary from June 1990 until November 1995. Dr. Vanderploeg's prior experience includes serving as a faculty member in mechanical engineering at Iowa State University and performing contract research for a number of large corporations. Dr. Vanderploeg earned a Ph.D. in Mechanical Engineering from Michigan State University and is a licensed Professional Engineer.

LAURENCE J. KIRSHBAUM, 53. (Director since 1995). Mr. Kirshbaum has been Chairman of Time Warner Trade Publishing since 1997 and was previously President and CEO of Warner Books

Inc., a subsidiary of Time Warner Inc., since 1984. Mr. Kirshbaum earned a B.A. from the University of Michigan.

         MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE WITH TERMS
                 EXPIRING AT THE ANNUAL MEETING TO BE HELD IN 1999

MATTHEW M. RIZAI, Ph.D., 41. (Director since 1990). Dr. Rizai has been Chairman, Chief Executive Officer, President and a director of the Company since joining the Company in June 1990 and has been Treasurer since November 1995.
Dr. Rizai's prior experience includes serving as: associate with a venture capital firm; senior research engineer with General Motors Corporation; and development engineer with Ford Motor Company. Dr. Rizai earned a Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago.

MICHAEL CROW, PH.D., 42. (Director since 1991). Dr. Crow has been Vice Provost at Columbia University since August 1991. Dr. Crow served as the Director of the Institute for Physical Research and Technology and the Office of Science Policy and Research at Iowa State University from July 1985 to June 1991. Dr. Crow earned a Ph.D. in Public Administration (Science and Technology Policy) from Syracuse University.


         MEMBER OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE WITH A TERM
                 EXPIRING AT THE ANNUAL MEETING TO BE HELD IN 2000

JAMIE A. WADE, 49. (Director since 1995). Mr. Wade has served as Vice President of Administration and General Counsel to the Company since June 1994 and Secretary since November 1995. From 1983 to 1994, Mr. Wade was a partner with Davis, Hockenberg, Wine, Brown, Koehn & Shors, P.C., a Des Moines law firm.
Mr. Wade earned a J.D. from Drake University Law School and a B.A. from Drake University College of Business.

                        EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Following is certain information concerning the executive officers and certain other key employees of Engineering Animation, Inc., based on information furnished by them.

EXECUTIVE OFFICERS

MATTHEW M. RIZAI, PH.D., 41
Chairman, Chief Executive Officer, President and Treasurer

     Dr. Rizai has been Chairman, Chief Executive Officer, President and a director of the Company since joining the Company in June 1990 and has been Treasurer since November 1995. Dr. Rizai's prior experience includes serving as: associate with a venture capital firm; senior research engineer with General Motors Corporation; and development engineer with Ford Motor Company. Dr. Rizai earned a Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago.

MARTIN J. VANDERPLOEG, PH.D., 41
Executive Vice President and Director

     Dr. Vanderploeg has served as a director since co-founding the Company in 1988, as Executive Vice President since October 1993 and as the Company's Secretary from June 1990 until November 1995. Dr. Vanderploeg's prior experience includes serving as a faculty member in mechanical engineering at Iowa State University and performing contract research for a number of large corporations. Dr. Vanderploeg earned a Ph.D. in Mechanical Engineering from Michigan State University and is a licensed Professional Engineer.

JAMIE A. WADE, 49
Vice President of Administration, General Counsel, Secretary and Director

     Mr. Wade has served as Vice President of Administration and General Counsel to the Company since June 1994 and Secretary since November 1995. From 1983 to 1994, Mr. Wade was a partner with Davis, Hockenberg, Wine, Brown, Koehn & Shors, P.C., a Des Moines law firm. Mr. Wade earned a J.D. from Drake University Law School and a B.A. from Drake University College of Business.

JEROME M. BEHAR, 40
Vice President of Finance and Chief Financial Officer

     Mr. Behar has served as Vice President of Finance and Chief Financial Officer since August 1997. Prior to joining the Company in May 1997, Mr. Behar had served since April 1996 as director of finance at MagiNet Corporation, a Silcon-Valley based, international supplier of on-demand video systems. Mr. Behar's prior experience includes serving as vice president of finance and administration at Western Lodging Corporation from September 1994 to April 1996 and as controller of Matrix Pharmaceutical, Inc. from March 1992 to September 1994. Executive and management positions were held at International Risk Control, Inc. and the Cooper Companies, Inc. Mr. Behar is a Certified Public Accountant. He earned an M.B.A. from Stanford University and a B.A. in business administration from Michigan State University.

JAY E. SHANNAN, PH.D., 35
Vice President of Operations

     Dr. Shannan is a co-founder of the Company and has served as Vice President of Operations since June 1990. Dr. Shannan earned a Ph.D. in Mechanical Engineering from Iowa State University.

JEFF D. TROM, PH.D., 37
Vice President of Software Development

     Dr. Trom is a co-founder of the Company and has served as Vice President of Software Development since June 1990. Dr. Trom served as the Company's Treasurer from June 1990 to November 1995. Dr. Trom earned a Ph.D. in Mechanical Engineering from Iowa State University.

MICHAEL J. JABLO, 45
Vice President, Co-General Manager Software Division

     Mr. Jablo has served in his current capacity since joining the Company in October 1995. From January 1990 to October 1995 Mr. Jablo was employed by Mentor Graphics Corporation where he ultimately served as North Central area sales manager. Mr. Jablo earned an M.B.A. from the University of Detroit as well as a B.S. in Mechanical Engineering and a B.S. in Business Management from Bradley University.

ADRIAN SANNIER, PH.D., 36
Vice President and General Manager, Interactive Division

     Dr. Sannier has served as Vice President of Interactive Production since February 1997 and prior to that served as the Company's Vice President of New Product Development since

February 1996. From 1990 until joining the Company, Dr. Sannier was employed in a variety of positions by CIMLINC Incorporated, a provider of business process execution software to the aerospace industry and heavy equipment manufacturers, most recently as Vice President, Product Development. Dr. Sannier earned a Ph.D. and a B.S. in Electrical Engineering and Systems Science from Michigan State University.

PATRICIA F. JOHNSON, 46
Vice President of Human Resources

     Ms. Johnson has served as Vice President of Human Resources since December 1997. Prior to joining EAI, Ms. Johnson worked at Disney Feature Animation, where she was director of human resources for three years. Ms. Johnson has also served as director of human resources for NBC Entertainment, and worked twelve years for Digital Equipment Corporation in various human resources management roles. She holds a B.A. from University of Northern Colorado, Greeley.

MICHAEL N. BARRY, 54
Vice President, Co-General Manager Software Division

     Mr. Barry has served as Vice President, Co-General Manager Software Division since joining the Company in November 1997 upon the Company's acquisition of Rosetta Technologies, Inc. ("Rosetta"). Mr. Barry had served as President of Rosetta since co-founding that company in February 1986. Mr. Barry has also worked at Computervision in several senior management positions.

OTHER KEY EMPLOYEES

KENNETH VARTANIAN, 51
Vice President of North American Sales

     Mr. Vartanian has served as Vice President of North American Sales since the Company's acquisition of Rosetta in November 1997. Mr. Vartanian had served as vice president of marketing of Rosetta since January 1993 and was a co-founder of Rosetta. Mr. Vartanian has also served as director of marketing for Computervision. Mr. Vartanian holds a M.B.A. from Northeastern University.

JAMES L. RYAN, 42
Vice President of Marketing

     Mr. Ryan has served as Vice President of Marketing since the Company's acquisition of Rosetta in November 1997. Mr. Ryan had served as the Vice President of Services of Rosetta since July 1997. Mr. Ryan also served as director of IBM's Worldwide Product Data Management Solutions from January 1993 to September 1997.

GUIDO T. PERSCH, PH.D., 43
Vice President of Engineering Software

     Dr. Persch has served as Vice President of Engineering Software since the Company's acquisition of Rosetta in November 1997. Dr. Persch had been Vice President of Engineering and led the Rosetta product development organizations since January 1994. Dr. Persch has also held senior development management positions at Cadre Technologies from January 1993 to December 1993 and prior to that at Software AG and Siemens/Intel. Dr. Persch holds a Ph.D. in Computer Science from University of Karlsruhe, Germany.

                         SECTION 16(a) BENEFICIAL OWNERSHIP
                                REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that the Company's executive officers, directors and beneficial owners of 10% or more of the Company's Common Stock file initial reports of ownership and of changes of ownership with the Securities and Exchange Commission and Nasdaq. Executive officers, directors and 10% beneficial owners are required by securities regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Due to a clerical error, the Form 5's filed by Drs. Rizai, Vanderploeg, Shannan and Trom and Messrs. Wade, Jablo and Sannier with respect to the year ended December 31, 1996, each understated the number of shares subject to options granted in 1996. This misstatement was corrected on the Form 5's filed by these individuals with respect to the year ended December 31, 1997. Based solely on a review of the copies of Section 16(a) forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all other filing requirements were met during fiscal year 1997.

ITEM 11. EXECUTIVE COMPENSATION

                               EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to or earned by the Named Executive Officers for the fiscal year ended December 31, 1997 and each of the previous two fiscal years.

                             SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                                                                 NUMBER OF
                                                                                                 SECURITIES
                                                            ANNUAL COMPENSATION                  UNDERLYING           ALL OTHER
 NAME AND PRINCIPAL POSITION                    YEAR         SALARY ($)       BONUS ($)            OPTIONS         COMPENSATION ($)
 Matthew M. Rizai                               1997           235,000        28,000(1)               -              6,404(2)
   Chief Executive Officer,                     1996           180,000             -             60,000              5,805(2)
   President and Treasurer                      1995           150,000        70,000            105,000             14,623(2)

 Martin J. Vanderploeg                          1997           235,000        28,000(1)               -              6,404(3)
   Executive Vice President                     1996           180,000             -             60,000              5,683(3)
                                                1995           150,000        75,000            105,000              3,000(3)

 Michael J. Jablo                               1997           363,777(4)          -(1)               -              2,398(5)
   Vice President of Software                   1996           170,776(4)     25,000             18,000              2,308(5)
   Sales and Marketing                          1995            35,873(4)          -             56,250                  -


 Jamie A. Wade                                  1997           140,000         6,000(1)               -              1,694(6)
   Vice President of Administration,            1996           120,000         6,000             16,500              1,740(6)
   General Counsel and Secretary                1995            90,000        25,000             19,500                450(6)


 Patricia F. Johnson                            1997           109,583        25,000(1)(7)               -             25,364(8)
   Vice President of Human Resources


-------------
(1) The Named Executive Officers also received the following bonuses on January 31, 1998: Dr. Rizai $205,000, Dr. Vanderploeg $205,000, Mr. Jablo $75,000, Mr. Wade $30,000 and Ms. Johnson, $30,000.

(2) Consists of $1,470 and $2,205 of premiums on a life insurance policy paid in 1997 and 1996, respectively, $11,395 paid in lieu of vacation in 1995 and $4,934, $3,600 and $3,228 of matching contributions by the Company to the Engineering Animation, Inc. Retirement Plan made in 1997, 1996 and 1995, respectively.

(3) Consists of $1,470 and $2,083 of premiums on a life insurance policy paid in 1997 and 1996 and $4,934, $3,600 and $3,000 of matching contributions by the Company to the Engineering Animation, Inc. Retirement Plan made in 1997, 1996 and 1995, respectively.

(4) Includes $223,777, $64,776 and $15,000 in sales commissions in 1997, 1996 and 1995, respectively.

(5) Consists of $160 and $309 of premiums on a life insurance policy paid in 1997 and 1996, respectively, and $2,238 and $1,999 of matching contributions by the Company to the Engineering Animation, Inc. Retirement Plan made in 1997 and 1996, respectively.

(6) Consists of $234 and $480 of premiums on a life insurance policy paid in 1997 and 1996, respectively and $1,460 and $1,260 and $450 of matching contributions by the Company to the Engineering Animation, Inc. Retirement Plan made in 1997, 1996 and 1995, respectively.

(7) Consists of a signing bonus paid to Ms. Johnson upon her joining the Company.

(8) Consists of expenses incurred by Ms. Johnson in connection with relocating to Iowa, which expenses were reimbursed by the Company.


                               OPTION GRANTS IN 1997

     None of the Named Executive Officers received option grants for the fiscal year ended December 31, 1997.

                            1997 YEAR-END OPTION VALUES

     The following table provides information regarding stock options held by the Named Executive Officers as of December 31, 1997.


                                                               NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED
                             SHARES                             OPTIONS AT FISCAL             IN-THE-MONEY OPTIONS AT FISCAL
                            ACQUIRED          VALUE                 YEAR-END (#)                       YEAR-END ($)(1)
 NAME                     ON EXERCISE (#)   REALIZED ($)    EXERCISABLE    UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
Matthew M. Rizai                 -                -            399,516          54,000         11,076,636           976,500
Martin J.  Vanderploeg           -                -            399,516          54,000         11,076,636           976,500
Michael J. Jablo                 -                -             38,250          36,000          1,018,500           845,250
Jamie A. Wade                7,500          222,500             23,944          27,055            646,822           690,678
Patricia F. Johnson              -                -              6,000          24,000             95,000           380,000

---------------
(1) Value is calculated by subtracting the exercise price per share from the last reported market price at December 31, 1997 and multiplying the result by the number of shares subject to the option.

                       EMPLOYMENT AND SEVERANCE ARRANGEMENTS

     The Company entered into employment agreements with Dr. Rizai, Dr. Vanderploeg and Mr. Wade as of January 1, 1996, each of which expire on December 31, 1999. Dr. Rizai's agreement provides that he will be employed as the Company's Chairman, Chief Executive Officer and President at an annual salary of $180,000. Dr. Vanderploeg's agreement provides that he will be employed as the Company's Executive Vice President at an annual salary of $180,000. Mr. Wade's agreement provides that he will be employed as the Company's Vice President of Administration, General Counsel and Secretary at an annual salary of $120,000. Each of the agreements provides that the base salary will be reviewed annually and that the executive will receive an annual performance bonus as determined by the Board of Directors and, for Dr. Rizai and Dr. Vanderploeg, a car allowance. The employment agreements also include certain non-competition and confidentiality provisions.

     The Company has also entered into severance agreements with each of Dr. Rizai, Dr. Vanderploeg and Mr. Wade, each dated as of the effective date of the respective officer's employment agreement. The severance agreements provide for payment of a lump sum equal to two times the sum of the employee's base salary and the bonus paid to the employee in the prior year for Dr. Rizai and Dr. Vanderploeg (one times that sum for Mr. Wade) and continuation of benefits for two years (one year in the case of Mr. Wade) upon (i) termination of employment by the Company without cause, (ii) termination of employment by the employee for good reason (including change in control of the Company),
(iii) death or (iv) permanent disability. The Company may terminate the employment of the executive at any time for cause without the payment of severance. The agreements with Dr. Rizai and Dr. Vanderploeg also provide that, upon termination by the Company without cause or by the executive for good reason, the Company upon demand by the executive would be required to file a registration statement for all shares of Common Stock that the executive then owned or had the right to acquire upon exercise of options then held and would be required to include any such shares in any other registration statement filed by the Company.

     The Company entered into an employment agreement with Mr. Jablo as of September 18, 1995 that terminates (i) by mutual agreement of the Company and Mr. Jablo, (ii) upon Mr. Jablo's death or disability, (iii) at the option of the Company for cause or (iv) upon the dissolution or bankruptcy of the Company. This agreement provides that Mr. Jablo will be employed as the Company's Vice President of Sales and Marketing at an initial annual salary of $106,000 per year and a car allowance. In addition to base salary, the agreement provides for the payment of commissions on sales of the Company's 3D visualization software products at rates established by the Company's President to Mr. Jablo. The agreement also contains certain non-competition and confidentiality provisions. Mr. Jablo's employment agreement contains severance provisions that require the payment by the Company to Mr. Jablo of (i) an amount equal to the total compensation paid to Mr. Jablo during the first year of the agreement if the agreement were terminated following a merger, sale or change of control of the Company and (ii) an amount equal to one-half of the total compensation paid to Mr. Jablo during the first year of the agreement if the agreement were terminated for cause (as defined in the agreement) by the Company after the first anniversary of the agreement.

                               DIRECTOR COMPENSATION

     Directors who are not currently officers or employees of the Company receive a yearly retainer fee of $20,000 plus $1,000 and reimbursement of expenses for attending each meeting of the Board of Directors and each meeting of any committee.

     The Company's directors who are not employees of the Company are eligible to participate in the Company's Non-Employee Directors Stock Option Plan (the "Director Option Plan"). The Director Option Plan is administered by the Chairman of the Board of Directors along with other employee directors, if any, selected by the Chairman. Pursuant to the Director

Option Plan, non-employee directors of the Company will receive initial options to purchase 7,500 shares of Common Stock in the year that they join the Board and options to purchase an additional 3,750 shares of Common Stock for each subsequent year of service. The exercise price of the options is the fair market value of the Company's Common Stock on the date of grant. The initial stock options granted under the Director Option Plan vest over four years and subsequent options vest upon grant. All such options have a term of 10 years and may not be transferred other than by will or by the laws of descent and distribution.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the shares of the Company's Common Stock as of February 27, 1998 by
(i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and nominee for director, (iii) the Chief Executive Officer and the four next most highly compensated executive officers of the Company (together, the "Named Executive Officers") and (iv) by all directors, nominees for director and executive officers of the Company as a group.


                                                          SHARES       PERCENTAGE
                                                       BENEFICIALLY    BENEFICIALLY
 NAMED EXECUTIVE OFFICERS AND DIRECTORS                   OWNED          OWNED (1)
 Matthew M. Rizai (2)                                       867,154        8.45%
 Martin J. Vanderploeg (3)                                  867,154        8.45%
 Michael Crow (4)                                            75,498         *
 Michael J. Jablo (5)                                        41,250         *
 Jamie A. Wade (6)                                           39,793         *
 Laurence J. Kirshbaum (7)                                    8,625         *
 Patricia F. Johnson (7)                                      6,000         *
 All directors and executive officers as a group (12      3,068,976       28.36%
 persons)


 OTHER 5% STOCKHOLDERS
 Jeff D. Trom (8)                                           652,776        6.61%
 AMVESCAP PLC (9)                                           631,800        6.41%
 FMR Corp. (10)                                             624,450        6.33%
 Dresdner RCM Global Investors LLC (11)                     577,500        5.86%


--------------

*   Less than one percent.

(1) Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares beneficially owned by them. The number of shares shown as owned by, and the voting power of, individual stockholders includes shares that are not currently outstanding, but that such stockholders are entitled to acquire or will be entitled to acquire within 60 days. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by the particular stockholder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Consists of 467,638 shares held by the Matthew Rizai Family Limited Partnership and 399,516 shares issuable upon exercise of vested options and options that will vest within 60 days. Dr. Rizai's address is c/o Engineering Animation, Inc., 2321 North Loop Drive, Ames, Iowa 50010.

(3) Includes 399,516 shares issuable upon exercise of vested options and options that will vest within 60 days. Dr. Vanderploeg's address is c/o Engineering Animation, Inc., 2321 North Loop Drive, Ames, Iowa 50010.

(4) Includes 18,375 shares issuable upon exercise of vested options and options that will vest within 60 days.

(5) Includes 38,250 shares issuable upon exercise of vested options and options that will vest within 60 days.

(6) Consists of 6,249 shares held in Mr. Wade's individual Retirement Account and 26,044 shares issuable upon exercise of vested options and options that will vest within 60 days.

(7) Consists of shares issuable upon exercise of vested options and options that will vest within 60 days.

(8) Includes 18,375 shares issuable upon exercise of vested options and options that will vest within 60 days. Dr. Trom's address is c/o Engineering Animation, Inc., 2321 North Loop Drive, Ames, Iowa 50010.

(9) Information provided in a Schedule 13G filed by AMVESCAP PLC ("AMVESCAP") on February 11, 1998. AMVESCAP has shared voting and dispositive power with respect to 631,800 shares. The Schedule 13G indicates that the shares are held by AVZ, Inc.; AIM Management Group, Inc; AMVESCAP Group Services, Inc.; INVESCO, Inc. and INVESCO North American Holdings, Inc., subsidiaries of AMVESCAP. AMVESCAP's address is Devonshire Square, London EC2M 4YR, England

(10) Information provided in a Schedule 13G filed on February 10, 1998 by FMR Corp. ("FMR"). FMR has sole voting and dispositive power with respect to 624,450 shares. The shares are held by FMR's subsidiary, Fidelity Management and Research Company. FMR's address is 82 Devonshire Street, Boston, Massachusetts 02109.

(11) Information provided in a Schedule 13G filed on February 6, 1998 by Dresdner RCM Global Investors LLC ("Dresdner"). Dresdner has sole voting power with respect to 513,750 shares and sole dispositive power with respect to 577,500 shares. RCM Limited L.P. ("RCM") is the Managing Agent of Dresdner. RCM General Corporation is the

     General Partner of RCM. Dresdner's address is 4 Embarcadero Center, Suite 3000, San Francisco, California 94111.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

          The following consolidated financial statements of Engineering Animation, Inc. and its subsidiaries are included in Part II of this report:

                                                                         PAGE
          Report of Ernst & Young LLP                                      32

          Report of Arthur Andersen LLP                                    33

          Consolidated Balance Sheets - December 31, 1997 and 1996         34

          Consolidated Statements of Operations - years ended
          December 31, 1997, 1996 and 1995                                 35

          Consolidated Statements of Stockholders' Equity - years
          ended December 31, 1997, 1996 and 1995                           36

          Consolidated Statements of Cash Flows - years ended
          December 31, 1997, 1996 and 1995                                 37

          Notes to Consolidated Financial Statements                       38


(a)(2)    Financial Statement Schedule

          None.

(a)(3)    List of Exhibits:

          Exhibit
          Number    Description
          --------  ------------
          2.1       Amended and Restated Agreement and Plan of Merger among
                    the Company, COHO, Inc. and Cimtech, Inc**

          2.2 Amended and Restated Agreement and Plan of Merger among the Company, Shell Beaver, L.L.C. and Technology Company
                    Ventures, Inc**

          2.3 Amended and Restated Agreement and Plan of Merger among the Company, Transitory Beaver, Inc. and Rosetta
                    Technologies, Inc.**

          3.1       Certificate of Incorporation*

          3.2       By-laws*

          4.1       Specimen Common Stock Certificate*

          4.2       Rights Agreement between the Company and First Chicago Trust
                    Company of New York, dated as of January 1, 1996*


          10.1      Amended and Restated 1994 Stock Option Plan+*

          10.2      Non-Employee Directors Stock Option Plan+*

          10.3      1997 Non-Qualified Stock Option Plan+***

          10.4 Employment and Severance Agreements by and between the Company and Matthew M. Rizai, dated as of January 1, 1996+*

          10.5 Employment and Severance Agreements by and between the Company and Martin J. Vanderploeg, dated as of January 1,
                    1996+*

          10.6 Employment and Severance Agreements by and between the Company and Jamie A. Wade, dated as of January 1, 1996+*

          10.7 Employment and Severance Agreements by and between the Company and Jay E. Shannan, dated as of January 1, 1996+*

          10.8 Employment and Severance Agreements by and between the Company and Jeff D. Trom, dated as of January 1, 1996+*

          10.9      Employment Agreement by and between the Company and Michael
                    J. Jablo, dated as of September 18, 1995+*

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

          10.22     Publishing Agreement between Mosby-Year Book, Inc. and the
                    Company, dated November 1, 1995*

          10.23     Design and Development Agreement between Warner Books, Inc.
                    and the Company, dated July 17, 1995*

          10.24     Distribution Agreement between SDRC Operations, Inc. and the
                    Company, dated December 29, 1995*

          10.25     License Agreement between the Company and Iowa State
                    University Research Foundation, dated July 30, 1990, as amended on November 15, 1993*

          10.26     Employment Agreement by and between the Company and Michael
                    Barry, dated as of November 26, 1997+

          10.27 Employment Agreement by and between the Company and Patricia F. Johnson, dated as of December 26,
                    1996+

          10.28 Employment Agreement by and between the Company and Jerome M. Behar, dated as of May 2, 1997+

          10.29 Employment Agreement by and between the Company and Adrian Sannier, dated as of January 18, 1996+

          21.1      Subsidiaries of the Company

          23.1      Consent of Ernst & Young LLP

          23.2      Consent of Arthur Andersen LLP

          27.1      Financial Data Schedule


-----------------
+         Denotes compensatory plan.
* Incorporated herein by reference from the Company's Registration Statement on Form S-1, SEC file no. 33-80705.
** Incorporated herein by reference from the Company's Current Report on Form 8-K filed December 10, 1997.
*** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.



(b)   Form 8-K

      Form 8-K filed December 10, 1997 relating to the Company's acquisition of Cimtech, Rosetta and TCV. Included Item 2 and Item 7. Financial statements filed included: (i) Unaudited Pro Forma Combined Financial Statement of the Company, Cimtech, TCV and Rosetta, (ii) Cimtech Financial Statements, (iii) TCV Financial Statements, and (iv) Rosetta Financial Statements.

                                     SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 1998.

                                               ENGINEERING ANIMATION, INC.

                                               By:    /s/  Jamie A. Wade
                                                    ----------------------
                                                     Jamie A. Wade
                                                     Vice President of
                                                     Administration, General
                                                     Counsel, Secretary and
                                                     Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 1998 by the following persons on behalf of the Registrant in the capacities indicated.



                     SIGNATURE                               TITLE

   /s/     Matthew M. Rizai                    Chairman, Chief Executive
  ------------------------------------         Officer, President, Treasurer and
           Matthew M. Rizai                    Director (Principal Executive
                                               Officer)

   /s/     Martin J. Vanderploeg               Executive Vice President and
   -----------------------------------         Director
           Martin J. Vanderploeg

   /s/     Jerome M. Behar                     Vice President of Finance
   -----------------------------------         (Principal Financial and
           Jerome M. Behar                     Accounting Officer)

   /s/     Jamie A. Wade                       Vice President of
   -----------------------------------         Administration, General Counsel,
           Jamie A. Wade                       Secretary and Director


   /s/     Michael Crow                        Director
   ----------------------------------
           Michael Crow

   /s/     Lawrence J. Kirshbaum               Director
   ----------------------------------
           Lawrence J. Kirshbaum

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION

10.26 Employment Agreement by and between the Company and Michael Barry, dated as of November 26, 1997

10.27 Employment Agreement by and between the Company and Patricia F. Johnson, dated as of December 26, 1996

10.28 Employment Agreement by and between the Company and Jerome M. Behar, dated as of May 2, 1997

10.29 Employment Agreement by and between the Company and Adrian Sannier, dated as of January 18, 1996

21.1                Subsidiaries of the Company

23.1                Consent of Ernst & Young LLP

23.2                Consent of Arthur Andersen LLP

27.1                Financial Data Schedule