Form 10-K/A
period 1997-12-31
ENGINEERING ANIMATION INC
filed 1998-04-30
CIK 1005270

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A-1

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

Documents Incorporated by Reference: None

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

          The following consolidated financial statements of Engineering Animation, Inc. and its subsidiaries are included in Part II of the Company's 10-K filed March 12, 1998:

                                                                      Page
                                                                      ----
          Report of Ernst & Young LLP ...............................  34

          Report of Arthur Andersen LLP .............................  35

          Consolidated Balance Sheets - December 31, 1997 and
          1996 ....................................................... 36

          Consolidated Statements of Operations - years ended
          December 31, 1997, 1996 and 1995 ........................... 37

          Consolidated Statements of Stockholders' Equity - years
          ended December 31, 1997, 1996 and 1995 ..................... 38

          Consolidated Statements of Cash Flows - years ended
          December 31, 1997, 1996 and 1995 ........................... 39

          Notes to Consolidated Financial Statements ................. 40


(a)(2)    Financial Statement Schedule

               None.

(a)(3)    List of Exhibits:

          Exhibit
          Number   Description
          -------  -----------
          2.1      Amended and Restated Agreement and Plan of Merger among the
                   Company, COHO, Inc. and Cimtech, Inc.++**

          2.2      Amended and Restated Agreement and Plan of Merger among the
                   Company, Shell Beaver, L.L.C. and Technology Company
                   Ventures, Inc.++**

          2.3      Amended and Restated Agreement and Plan of Merger among the
                   Company, Transitory Beaver, Inc. and Rosetta Technologies,
                   Inc.++**

          3.1      Certificate of Incorporation*++

          3.2      By-laws*++

          4.1      Specimen Common Stock Certificate*++


          Exhibit
          Number   Description
          -------  -----------
          4.2      Rights Agreement between the Company and First Chicago Trust
                   Company of New York, dated as of January 1, 1996*++

          10.1     Amended and Restated 1994 Stock Option Plan+*++

          10.2     Non-Employee Directors Stock Option Plan+*++

          10.3     1997 Non-Qualified Stock Option Plan+ ++***

          10.4 Employment and Severance Agreements by and between the Company and Matthew M. Rizai, dated as of January 1, 1996+*++

          10.5 Employment and Severance Agreements by and between the Company and Martin J. Vanderploeg, dated as of January 1,
                   1996+*++

          10.6 Employment and Severance Agreements by and between the Company and Jamie A. Wade, dated as of January 1, 1996+*++

          10.7 Employment and Severance Agreements by and between the Company and Jay E. Shannan, dated as of January 1, 1996+*++

          10.8 Employment and Severance Agreements by and between the Company and Jeff D. Trom, dated as of January 1, 1996+*++

          10.9     Employment Agreement by and between the Company and Michael
                   J. Jablo, dated as of September 18, 1995+*++

          10.10    Option Agreement by and between the Company and Matthew M.
                   Rizai, dated June 9, 1994+*++

          10.11    Option Agreement by and between the Company and Martin J.
                   Vanderploeg, dated June 9, 1994+*++

          10.12    Option Agreement by and between the Company and Matthew M.
                   Rizai, dated as of February 11, 1995+*++

          10.13    Option Agreement by and between the Company and Martin J.
                   Vanderploeg, dated February 11, 1995+*++

          10.14    Option Agreement by and between the Company and Jay E.
                   Shannan, dated February 11, 1995+*++

          10.15 Option Agreement by and between the Company and Jeff D. Trom, dated February 11, 1995+*++

          10.16    Option Agreement by and between the Company and Jamie A.
                   Wade, dated February 11, 1995+*++

          10.17    Ground Lease Agreement between Iowa State University Research
                   Park Corporation and the Company, dated June 1, 1995*++

          10.18    Mortgage between CRE, Inc. and the Company, dated June 29,
                   1995*++

          Exhibit
          Number   Description
          -------  -----------
          10.19    Lease Assignment and Agreement between CRE, Inc. and the
                   Company, dated June 14, 1995*++

          10.20    Lease Agreement between CRE, Inc. and the Company, dated June
                   14, 1995*++

          10.21 Work for hire Contracts between Wm. C. Brown Publishers, a division of Wm. C. Brown Communication, Inc. and the Company, dated November 14, 1994, as amended by Addendum dated
                   December 21, 1995*++

          10.22    Publishing Agreement between Mosby-Year Book, Inc. and the
                   Company, dated November 1, 1995*++

          10.23    Design and Development Agreement between Warner Books, Inc.
                   and the Company, dated July 17, 1995*++

          10.24    Distribution Agreement between SDRC Operations, Inc. and the
                   Company, dated December 29, 1995*++

          10.25    License Agreement between the Company and Iowa State
                   University Research Foundation, dated July 30, 1990, as amended on November 15, 1993*++

          10.26    Employment  Agreement by and between the Company and Michael
                   Barry, dated as of November 26, 1997+ ++

          10.27    Employment Agreement by and between the Company and Patricia
                   F. Johnson, dated as of December 26, 1996+ ++

          10.28    Employment Agreement by and between the Company and Jerome M.
                   Behar, dated as of May 2, 1997+ ++

          10.29    Employment  Agreement by and between the Company and Adrian
                   Sannier, dated as of January 18, 1996+ ++

          21.1     Subsidiaries of the Company++

          23.1     Consent of Ernst & Young LLP++

          23.2     Consent of Arthur Andersen LLP++

          27.1     Financial Data Schedule for fiscal year ended December 31,
                   1997 (filed only in electronic format)++

          27.2     Financial Data Schedule for Quarters 1, 2, and 3 of 1997
                   (filed only in electronic format)

          27.3     Financial Data Schedule for fiscal year ended December 31,
                   1996 (filed only in electronic format)

          27.4     Financial Data Schedule for Quarters 1, 2, and 3 of 1996
                   (filed only in electronic format)

     _____________
     +    Denotes compensatory plan.
     ++   Previously filed
     * Incorporated herein by reference from the Company's Registration Statement on Form S-1, SEC file no. 33-80705.
     ** Incorporated herein by reference from the Company's Current Report on Form 8-K filed December 10, 1997
     *** Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997


(b)  Reports on Form 8-K

     Form 8-K filed December 10, 1997 relating to the Company's acquisition of Cimtech, Rosetta and TCV. Included Item 2 and Item 7. Financial statements filed included: (I) Unaudited Pro Forma Combined Financial Statement of the Company, Cimtech, TCV and Rosetta, (ii) Cimtech Financial Statements,
     (iii)TCV Financial Statements, and (iv) Rosetta Financial Statements.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                      ENGINEERING ANIMATION, INC.

                                      By: /s/ Jamie A. Wade
                                         ------------------------------
                                         Jamie A. Wade
                                         Vice President of Administration,
                                         General Counsel, Secretary and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 1998 by the following persons on behalf of the Registrant in the capacities indicated.



     Signature                           Title
     ---------                           -----

/s/ Matthew M. Rizai
---------------------------    Chairman, Chief Executive Officer,
Matthew M. Rizai               President, Treasurer and Director
                               (Principal Executive Officer)

/s/ Martin J. Vanderploeg
---------------------------    Executive Vice President and Director
Martin J. Vanderploeg


/s/ Jerome M. Behar
---------------------------    Vice President of Finance (Principal
Jerome M. Behar                Financial and Accounting Officer)


/s/ Jamie A. Wade
---------------------------    Vice President of Administration,
Jamie A. Wade                  General Counsel, Secretary and Director


/s/ Michael Crow
---------------------------    Director
Michael Crow


/s/ Laurence J. Kirshbaum
---------------------------    Director
Laurence J. Kirshbaum