Form 10-Q
period 1998-03-31
ENGINEERING ANIMATION INC
filed 1998-05-15
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


         AS OF MAY 8, 1998, THERE WERE 10,213,125 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION                                                                      PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               At March 31, 1998 and December 31, 1997                                                        3

               Condensed Consolidated Statements of Operations
               For the three months ended March 31, 1998 and 1997                                             4

               Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 1998 and 1997                                             5

               Notes to Condensed Consolidated Financial Statements                                           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                            8


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                                                                         12

Item 4.        Submission of Matters to a Vote of Security Holders                                           12

Item 6.        Exhibits and Reports on Form 8-K                                                              12

SIGNATURES                                                                                                   13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ENGINEERING ANIMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           ----------------------------
                                                                           March 31,        December 31,
                                                                             1998               1997
                                                                           ---------        -----------
ASSETS                                                                    (Unaudited)           (Note)
Current assets:
    Cash and cash equivalents                                              $  17,351          $  24,892
    Short-term investments                                                    20,877             15,406
    Accounts receivable:
       Billed                                                                 13,741             15,617
       Unbilled                                                                8,337              6,321
    Deferred income taxes                                                        701                701
    Prepaid expenses                                                           1,612              1,554
                                                                           ---------          ---------
       Total current assets                                                   62,619             64,491

Property and equipment, net                                                   12,934             11,394

Other assets:
    Note receivable                                                            1,408              1,408
    Software development costs, net                                            1,355              1,396
    Goodwill, net                                                              1,136              1,212
    Other                                                                        476                601
                                                                           ---------          ---------
       Total assets                                                        $  79,928          $  80,502
                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $   3,608          $   2,885
    Accrued compensation and other accrued expenses                            2,888              4,416
    Deferred revenue                                                           2,433              2,546
    Current portion of long-term debt and lease obligations                      155                176
                                                                           ---------          ---------
       Total current liabilities                                               9,084             10,023

Long-term debt and lease obligations due after one year                        1,417              1,495
Deferred income taxes                                                            455                653

Stockholders' equity                                                          68,972             68,331
                                                                           ---------          ---------
       Total liabilities and stockholders' equity                          $  79,928          $  80,502
                                                                           =========          =========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                           ----------------------------
                                                           Three Months ended March 31,
                                                              1998               1997
                                                            --------           --------
 Net revenues:
     Software products                                      $ 10,232           $  5,072
     Interactive products                                      5,564              4,627
                                                            --------           --------
Total revenues                                                15,796              9,699

Cost of revenues                                               4,333              2,608
                                                            --------           --------
Gross profit                                                  11,463              7,091

Operating expenses:
     Sales and marketing                                       4,478              3,193
     General and administrative                                1,666              1,142
     Research and development                                  2,347              1,401
     Purchased technology                                      4,249               --
                                                            --------           --------
Total operating expenses                                      12,740              5,736
                                                            --------           --------
Income (loss) from operations                                 (1,277)             1,355

Other income, net                                                555                225
                                                            --------           --------
Income (loss) before income taxes
  and minority interest                                          (722)             1,580

Income tax expense (benefit)                                    (274)               616
                                                            --------           --------
Net income (loss) before minority interest                      (448)               964

Minority Interest                                               --                  (58)
                                                            --------           --------
Net income (loss)                                           $   (448)          $    906
                                                            ========           ========
Earnings (loss) per share:
     Basic                                                  $  (0.05)          $   0.12
                                                            ========           ========
     Diluted                                                $  (0.05)          $   0.10
                                                            ========           ========
     Weighted average shares outstanding                       9,881              7,864
                                                            ========           ========
     Weighted average shares outstanding
       and assumed conversion                                  9,881              9,159
                                                            ========           ========

See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                      ---------------------------
                                                                      Three Months ended March 31,
                                                                        1998               1997
                                                                      --------           --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $   (916)          $    376

INVESTING ACTIVITIES
Purchases of property and equipment                                     (2,120)            (1,088)
Development of software                                                    (96)              (250)
Maturities of marketable securities                                     11,525              2,417
Purchases of marketable securities                                     (16,996)              --
                                                                      --------           --------
     Net cash provided by (used in) investing activities                (7,687)             1,079

FINANCING ACTIVITIES
Decrease in restricted cash                                                 72                 71
Payments on long-term debt                                                 (99)               (85)
Net proceeds from issuance of common stock                               1,089                 18
                                                                      --------           --------
     Net cash provided by financing activities                           1,062                  4
                                                                      --------           --------
     Net increase (decrease) in cash and cash equivalents               (7,541)             1,459

Cash and cash equivalents at beginning of period                        24,892             10,786
                                                                      --------           --------
Cash and cash equivalents at end of period                            $ 17,351           $ 12,245
                                                                      ========           ========



See accompanying notes.

                           ENGINEERING ANIMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The consolidated financial statements are presented giving retroactive effect to the Company's November, 1997 acquisitions of Technology Company Ventures, L.L.C. ("TCV") and Cimtech, Inc. ("Cimtech") which have been accounted for under the pooling of interests method.

         Certain prior year financial information has been reclassified to conform to the 1998 financial statement presentation.


2.       Public Offerings

         In June 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock. The Company received approximately $26.6 million of cash, net of underwriting discounts and other offering costs. In March 1998, certain stockholders of the Company sold 966,000 shares of common stock to or through agents or dealers. The Company did not receive any of the proceeds from the sale of the common stock.


3.    Stock Split

         The Board of Directors approved a three-for-two stock split effected in the form of a dividend, paid to the shareholders of record as of February 28, 1998. Accordingly, all share, per share, weighted average share and stock option information has been restated to reflect the split.

4.      Earnings Per Share

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company adopted on December 31, 1997. Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

The Company's total revenues increased 63% to $15.8 million for the three months ended March 31, 1998 from $9.7 million for the three months ended March 31, 1997. Software products revenue increased 102% to $10.2 million for the three months ended March 31, 1998 from $5.1 million for the three months ended March 31, 1997, as a result of increased product sales. Interactive product revenues increased 20% to $5.6 million for the three months ended March 31, 1998 from $4.6 million for the three months ended March 31, 1997, primarily due to additional projects for interactive products.

COST OF REVENUES

The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. The Company's cost of revenues increased 66% to $4.3 million for the three months ended March 31, 1998 from $2.6 million for the three months ended March 31, 1997, primarily due to expanded software product sales, software product development contracts, and development costs for interactive products. The Company's cost of revenues as a percentage of revenues remained constant at 27% for the three months ended March 31, 1998 and 1997.

OPERATING EXPENSES

Sales and marketing. Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, mail campaigns, trade shows and other costs. Sales and marketing expenses increased 40% to $4.5 million for the three months ended March 31, 1998 from $3.2 million for the three months ended March 31, 1997, primarily due to costs associated with expansion of the sales force and increased marketing costs. Sales and marketing expenses decreased to 28% of total revenues for the three months ended March 31, 1998 from 33% for the three months ended March 31, 1997. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

General and administrative. General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses increased 46% to $1.7 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997, primarily a result of increased administrative staff and related costs. General and administrative expenses decreased to 11% of total revenues for the three months ended March 31, 1998 from 12% for the three months ended March 31, 1997. The decrease of general and administrative expenses as a percentage of revenues was primarily a result of spreading expenses over higher revenues.

Research and development. The Company's research and development focuses on product development and consists primarily of salaries and benefits, related facility costs, equipment costs and outside consulting fees. The Company's research and development expenses increased 68% to $2.3 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. Research and development expenses increased to 15% of total revenues for the three months ended March 31, 1998 from 14% for the three months ended March 31, 1997. The increase in research and development expenses was primarily due to additional personnel and related costs.

Purchased technology. In the first quarter of 1998, EAI formed strategic partnerships with General Electric Corporate Research and Development and Hewlett-Packard Company to license technology to incorporate into EAI's VisProducts. Both agreements are accounted for as non-recurring charges to purchased technology expense in the first quarter of 1998 in the aggregate amount of $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through borrowings, customer advances, capital lease financing and net proceeds of approximately $29.0 million from the Company's initial public offering of Common Stock in February 1996 and approximately $26.6 million from the Company's follow-on offering of Common Stock in June 1997. As of March 31, 1998, the Company had approximately $38.2 million in cash, cash equivalents and short-term investments.

Net cash used by operating activities was $916,000 for the three months ended March 31, 1998. Net cash provided by operating activities was $376,000 for the three months ended March 31, 1997.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company or its representatives may, from time to time, make or may have made certain forward-looking statements, orally or in writing, including, without limitations, any such statements made or to be made in Management's Discussions and Analysis of Financial Condition and Results of Operations contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

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

VARIABILITY OF OPERATING RESULTS

The Company has experienced and expects to continue to experience fluctuations in its quarterly results. The Company's revenues are affected by a number of factors, including the timing of the introduction of new software products and interactive products by the Company and its competitors, seasonality of certain customer purchases, product mix, general economic conditions and the Company's ability to obtain agreements from publishers and distributors to market the Company's products. The Company's operating results also will vary significantly depending on changes in pricing, changes in customer budgets and changes in the volume and timing of orders received, which are difficult to forecast. As a result of the foregoing and other factors, the Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

For a more complete discussion of other risk factors affecting the Company, see the Company's 1997 Form 10-K.

PART II. OTHER INFORMATION

Item 2.           Changes in Securities

At the Annual Meeting of Stockholders of the Company on May 1, 1998, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 20,000,000 shares to 60,000,000. This amendment is filed herewith as Exhibit 3.3.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 1, 1998, the stockholders of the Company (1) elected Martin J. Vanderploeg and Laurence J. Kirshbaum as directors of the Company to hold office until the 2001 annual meeting of stockholders (subject to the election and qualification of their successors and to their earlier death, resignation or removal); (2) approved the amendment of the Company's Certificate of Incorporation, increasing the number of shares authorized for issuance by 40,000,000 to 60,000,000; and (3) ratified the appointment of Ernst & Young LLP as auditors. The votes were as follows:




                                                       VOTES FOR         VOTES AGAINST           ABSTAIN
                                                       ---------         -------------           -------

(1)   Election of director:
        Martin J. Vanderploeg                          7,404,093                --                84,974
        Laurence J. Kirshbaum                          7,403,707                --                85,360

(2)   Approval of Amendment of the
        Company's  Certificate of
        Incorporation                                  6,155,394           1,322,084              11,589

(3)  Ratification of the appointment
        of Ernst & Young LLP as auditors               7,469,507              12,827               6,733


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits - See Index to Exhibits

                  (b)      Reports on Form 8-K.

                           No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                           ENGINEERING ANIMATION, INC.
     -----------------------------              (Registrant)

                                                By:    /s/  Jerome M. Behar
                                                   -----------------------------
                                                   Jerome M. Behar
                                                   Vice President of Finance and
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit       Description
-------       -----------

 2.4 Amended and Restated Agreement and Plan of Merger between the Company, EAICA, Inc., and Sense8 Corporation, dated as of April 30, 1998 (incorporated herein by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-52003)

 3.3          Certificate of Amendment to Certificate of Incorporation

27.           Financial Data Schedule