Form 10-Q
period 1998-06-30
ENGINEERING ANIMATION INC
filed 1998-08-12
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                  (1)      YES      X                  NO
                                   ---                    ---

                  (2)      YES      X                  NO
                                   ---                    ---


         AS OF AUGUST 7, 1998, THERE WERE 10,420,886 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION                                       PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               At June 30, 1998 and December 31, 1997                         3

               Condensed Consolidated Statements of  Operations
               For the three and six months ended June 30, 1998 and 1997      4

               Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 1998 and 1997                5

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a vote of Security Holders           13

Item 6.        Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                   14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          ENGINEERING ANIMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          -----------     ------------
                                                                            June 30,      December 31,
                                                                              1998           1997
                                                                          -----------     ------------
ASSETS                                                                      (UNAUDITED)      (NOTE)
Current assets:
 Cash and cash equivalents                                                $    14,393     $  24,892
 Short-term investments                                                        17,280        15,406
 Accounts receivable:
  Billed                                                                       17,051        15,617
  Unbilled                                                                     11,504         6,321
 Deferred income taxes                                                            701           701
 Prepaid expenses                                                               1,917         1,554
                                                                          -----------     ---------

  Total current assets                                                         62,846        64,491

Property and equipment, net                                                    14,571        11,394

Other assets:
 Note receivable                                                                1,408         1,408
 Software development costs, net                                                1,384         1,396
 Goodwill, net                                                                  1,655         1,212
 Deferred income taxes                                                            652             -
 Other                                                                          1,624           601
                                                                          -----------     ---------

  Total assets                                                            $    84,140     $  80,502
                                                                          ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                         $     5,123     $   2,885
 Accrued compensation and other accrued expenses                                4,450         4,146
 Deferred revenue                                                               1,641         2,546
 Current portion of long-term debt and lease obligations                          165           176
 Income taxes payable                                                           1,368           270
                                                                          -----------     ---------
  Total current liabilities                                                    12,747        10,023

Long-term debt and lease obligations due after one year                         1,517         1,495
Deferred income taxes                                                               -           653

Stockholders' equity                                                           69,876        68,331
                                                                          -----------     ---------
  Total liabilities and stockholders' equity                              $    84,140     $  80,502
                                                                          ===========     =========


Note:  The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                          ENGINEERING ANIMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                       ------------------------------      -------------------------------
                                                        Three months ended June 30,             Six months ended June 30,
                                                           1998               1997               1998               1997
                                                       ----------           ---------      -------------         ---------
Net revenues:
 Software products                                     $  11,891          $    5,901       $    22,123        $    10,973
 Interactive  products                                     6,024               5,194            11,588              9,821
                                                       ---------          ----------       -----------        -----------
Total revenues                                            17,915              11,095            33,711             20,794

Cost of revenues                                           5,279               2,985             9,612              5,593
                                                       ---------          ----------       -----------        -----------

Gross profit                                              12,636               8,110            24,099             15,201

Operating expenses:
 Sales and marketing                                       4,915               3,587             9,393              6,780
 General and administrative                                1,637               1,279             3,303              2,421
 Research and development                                  2,720               1,624             5,067              3,025
 Acquisition and non-recurring charges                     9,080                   -            13,329                  -
                                                       ---------          ----------       -----------        -----------
Total operating expenses                                  18,352               6,490            31,092             12,226
                                                       ---------          ----------       -----------        -----------

Income (loss) from operations                             (5,716)              1,620            (6,993)             2,975

Other income, net                                            554                 295             1,109                520
                                                       ---------          ----------       -----------        -----------

Income (loss) before income taxes
 and minority interest                                    (5,162)              1,915            (5,884)             3,495

Income tax expense                                         1,489                 706             1,215              1,322
                                                       ---------          ----------       -----------        -----------

Net income (loss) before minority interest                (6,651)              1,209            (7,099)             2,173

Minority interest                                              -                 (10)                -                (68)

Net income (loss)                                      $  (6,651)         $    1,199       $    (7,099)       $     2,105
                                                       =========          ==========       ===========        ===========

Earnings (loss) per share:
 Basic                                                 $   (0.65)         $     0.15       $     (0.71)       $      0.26
                                                       =========          ==========       ===========        ===========

 Diluted                                               $   (0.65)         $     0.13       $     (0.71)       $      0.23
                                                       =========          ==========       ===========        ===========

 Weighted average shares outstanding                      10,250               8,171            10,066              8,018
                                                       =========          ==========       ===========        ===========

 Weighted average shares outstanding
  and assumed conversion                                  10,250               9,557            10,066              9,348
                                                       =========          ==========       ===========        ===========

See accompanying notes.

                          ENGINEERING ANIMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                              ---------------------------
                                                                               Six months ended June 30,
                                                                                 1998             1997
                                                                              ---------         ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              $   (4,387)      $   1,509

INVESTING ACTIVITIES
Purchases of property and equipment                                               (4,254)         (3,244)
Development of software                                                             (259)           (574)
Maturities of marketable securities                                               32,445          14,500
Purchases of marketable securities                                               (34,318)        (26,100)
Cash acquired in Sense8 transaction                                                   79             -
Purchase of other assets                                                          (1,178)            -
                                                                              ----------       ---------
  Net cash used by investing activities                                           (7,485)        (15,418)

FINANCING ACTIVITIES
Decrease in restricted cash                                                           71             140
Proceeds from long-term debt                                                         -               250
Payments on long-term debt and lease obligations                                    (303)           (198)
Net proceeds from issuance of common stock and exercise of options                 1,602          26,688
Foreign currency translation loss                                                      3             -
                                                                              ----------       ---------
  Net cash provided by financing activities                                        1,373          26,880
                                                                              ----------       ---------

  Net increase (decrease) in cash and cash equivalents                           (10,499)         12,971

Cash and cash equivalents at beginning of period                                  24,892          10,786
                                                                              ----------       ---------
Cash and cash equivalents at end of period                                    $   14,393       $  23,757
                                                                              ==========       =========

See accompanying notes.

                           ENGINEERING ANIMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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


2.     Acquisition

         On June 17, 1998, EAI completed the acquisition of Sense8 Corporation ("Sense8"), a privately-held company in Mill Valley, California. The Company issued approximately 158,000 shares of its common stock valued at approximately $7 million in exchange for all of the outstanding preferred and common stock of Sense8. This acquisition is being accounted for using the purchase method.

         In connection with this acquisition, the Company posted a non-recurring charge for purchased technology, which resulted in additional net expense of $9,080,000, and recorded $586,000 of goodwill, which is being amortized on a straight-line basis over five years. The following table shows the pro forma consolidated results of operations as if Sense8 had been acquired as of the beginning of the periods presented.

                                             --------------------------------------------------
                                                Six months ended             Year ended
                                                  June 30, 1998           December 31, 1997
                                             ------------------------   -----------------------
Revenues                                     $                34,322    $               53,590
Net loss                                     $                (9,202)   $              (12,626)
Net loss per share                           $                 (0.91)   $                (1.41)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


3.       Public Offerings

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


4.       Stock Split

         The Company completed a three-for-two stock split in the form of a stock dividend paid to stockholders effective March 2, 1998. Accordingly, all share, per share, weighted average share and stock option information has been restated to reflect the split.


5.      Earnings Per Share

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

6.      Subsequent Events

         On July 29, 1998 the Company entered into a definitive agreement to acquire Variation Systems Analysis, Inc. ("VSA"), a privately held company headquartered in St. Clair Shores, Michigan, for EAI common stock in a transaction valued at approximately $26 million. The acquisition of VSA is expected to be accounted for as a pooling of interests and completed in the third quarter of 1998, subject to regulatory and shareholder approvals. The Company expects to operate VSA as a wholly-owned subsidiary of EAI.

         On July 29, 1998 the Company entered into a definitive agreement to acquire Transom Technologies, Inc. ("Transom Technologies"), a privately held company in Ann Arbor, Michigan, for EAI common stock in a transaction valued at approximately $13 million. The acquisition of Transom Technologies is expected be accounted for as a pooling of interests and completed in the third quarter of 1998, subject to regulatory and shareholder approvals.

         The Company anticipates posting a non-recurring charge related to these acquisitions in the third quarter of 1998.

                                    ENGINEERING ANIMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NET REVENUES

The Company's revenues are derived from sales of software products and interactive products. Revenues from sales of software products are recognized upon delivery of the software product to the customer and satisfaction of significant related obligations, if any. Revenues from software development contracts, customer support and maintenance are included in software product revenues. Customer support and maintenance revenues are deferred and recognized ratably over the period the customer support services are provided. The Company recognizes revenues from software development contracts and interactive products based upon labor and other costs incurred and progress to completion on contracts.

The Company's revenues increased 61% to $17.9 million for the three months ended June 30, 1998 from $11.1 million for the three months ended June 30, 1997, and increased 62% to $33.7 million for the six months ended June 30, 1998 from $20.8 million for the six months ended June 30, 1997. Software products revenue increased 102% to $11.9 million for the three months ended June 30, 1998 from $5.9 million for the three months ended June 30, 1997, and increased 102% to $22.1 million for the six months ended June 30, 1998 from $11.0 million for the six months ended June 30, 1997, as a result of increased revenues of product visualization solutions. Interactive product revenues increased 16% to $6.0 million for the three months ended June 30, 1998 from $5.2 million for the three months ended June 30, 1997, and increased 18% to $11.6 million for the six months ended June 30, 1998 from $9.8 million for the six months ended June 30, 1997, primarily due to additional projects for interactive products.


COST OF REVENUES

The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. The Company's cost of revenues increased 77% to $5.3 million for the three months ended June 30, 1998 from $3.0 million for the three months ended June 30, 1997, and increased 72% to $9.6 million for the six months ended June 30, 1998 from $5.6 million for the six months ended June 30, 1997, primarily due to expanded software product sales, software product development contracts and development costs for interactive products. The Company's cost of revenues as a percentage of revenues increased to 29% for the three months ended June 30, 1998 from 27% for the three months ended June 30, 1997 and increased to 29% for the six months ended June 30, 1998 compared to 27% for the six months ended June 30, 1997. The increase in cost of revenues as a percentage of revenues was primarily the result of changes in revenue mix which included increased software development contracts in 1998, and the personnel costs associated with those contracts.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, trade shows and other costs. Sales and marketing expenses increased 37% to $4.9 million for the three months ended June 30, 1998 from $3.6 million for the three months ended June 30, 1997, and increased 39% to $9.4 million for the six months ended June 30, 1998 from $6.8 million for the six months ended June 30, 1997, primarily due to costs associated with expansion of the sales force, increased marketing costs and equipment depreciation. Sales and marketing expenses decreased to 27% of total revenues for the three months ended June 30, 1998 from 32% for the three months ended June 30, 1997, and decreased to 28% of total revenues for the six months ended June 30, 1998 from 33% for the six months ended June 30, 1997. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

General and Administrative. General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees, depreciation and amortization expenses and other costs. General and administrative expenses increased 28% to $1.6 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997, and increased 36% to $3.3 million for the six months ended June 30, 1998 from $2.4 million for the six months ended June 30, 1997, primarily as a result of increased administrative staff. General and administrative expenses decreased to 9% of total revenues for the three months ended June 30, 1998 from 12% for the three months ended June 30, 1997, and decreased to 10% of total revenues for the six months ended June 30, 1998 from 12% for the six months ended June 30, 1997. The decrease of general and administrative expenses as a percentage of revenues was primarily a result of spreading expenses over higher revenues.

Research and Development. The Company's research and development focuses on product development and consists primarily of salaries and benefits, related facility costs, equipment depreciation and outside consulting fees. The Company's research and development expenses increased 67% to $2.7 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June 30, 1997, and increased 68% to $5.1 million for the six months ended June 30, 1998 from $3.0 million for the six months ended June 30, 1997. Research and development expenses remained at 15% of total revenues for the three months ended June 30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997.

Purchased technology. On June 17, 1998, EAI completed the acquisition of Sense8. In connection with this acquisition, the Company posted a non-recurring charge for purchased technology, which resulted in additional expense of $9,080,000.

In the first quarter of 1998, EAI formed strategic relationships with General Electric Corporate Research and Development and Hewlett-Packard Company to license technology to incorporate into EAI's VisProducts. Both transactions were accounted for as non-recurring charges to purchased technology expense in the first quarter of 1998 in the aggregate amount of $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through borrowings, customer advances, capital lease financing and net proceeds of approximately $55.6 million from the Company's initial public offering of Common Stock in February 1996 and follow-on offering of Common Stock in June 1997. As of June 30, 1998, the Company had $31.7 million in cash, cash equivalents and short-term investments.

Net cash used by operating activities for the six months ended June 30, 1998 was $4.4 million. This is primarily attributed to acquisition and non-recurring charges and increased receivables.

Net cash used by investing activities was $7.5 million for the six months ended June 30, 1998. The use of cash was primarily for office facilities and leasehold improvements, computer equipment and office furniture to accommodate the increased number of employees and office locations, and the purchases of marketable securities partially offset by maturities.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 1998. The principal financing source was proceeds from option exercises.

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

YEAR 2000 COMPUTER CONVERSION

The Company has developed and implemented a plan to upgrade its information technology in order to prepare for the year 2000 and has completed conversion of all critical data processing systems. All of the Company's systems and applications are 2000 compliant. The Company has also initiated communications with its significant vendors to determine the extent to which the Company's systems may be vulnerable to third parties' failure to remedy their own 2000 issues. Management currently does not anticipate such a failure to be an issue. However, operating results could be impacted if the systems of other companies with whom the Company transacts business are not compliant in a timely manner.

For a more complete discussion of other risk factors affecting the Company, see the Company's 1997 Form 10-K.

PART II. OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             See Item 4 in Part II of the Company's quarterly report Form 10Q for the period ended March 31, 1998.


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits - See Index to Exhibits

             (b)   Reports on Form 8-K.

                   No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1998                       ENGINEERING ANIMATION, INC.
      --------------------------            (Registrant)

                                            By:    /s/ Jerome M. Behar
                                                -------------------------------
                                                  Jerome M. Behar
                                                  Vice President of Finance and
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit      Description
-------      -----------

3.1          Certificate of Incorporation, as amended

27.          Financial Data Schedule