Form 10-Q
period 1998-09-30
ENGINEERING ANIMATION INC
filed 1998-11-16
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 (515) 296-9908
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ----------------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                     YES          X                     NO
                              ----------                    -----------

         AS OF NOVEMBER 6, 1998, THERE WERE 11,196,812 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK OUTSTANDING.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION                                                      PAGE
                                                                                          ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               At September 30, 1998 and December 31, 1997                                    3

               Condensed Consolidated Statements of Operations
               For the three and nine months ended September 30, 1998 and 1997                4

               Condensed Consolidated Statements of Cash Flows
               For the nine months ended September 30, 1998 and 1997                          5

               Notes to Condensed Consolidated Financial Statements                           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            9


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                              14


SIGNATURES                                                                                   15


                           ENGINEERING ANIMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 ------------------------------------
                                                                                  September 30,         December 31,
                                                                                      1998                 1997
                                                                                    --------             --------
                                                                                   (Unaudited)            (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                                       $17,220              $25,468
    Short-term investments                                                           11,889               15,406
    Accounts receivable:
       Billed                                                                        27,068               18,604
       Unbilled                                                                      11,997                6,891
    Deferred income taxes                                                               701                  701
    Prepaid expenses                                                                  2,203                1,649
                                                                                    -------              -------
                  Total current assets                                               71,078               68,719

Property and equipment, net                                                          18,094               12,598

Other assets:
    Notes receivable                                                                  1,598                1,524
    Software development costs, net                                                   1,826                1,396
    Goodwill, net                                                                     1,558                1,212
    Deferred income taxes                                                             1,665                   78
    Other                                                                             1,720                  724
                                                                                    -------              -------
                  Total assets                                                      $97,539              $86,251
                                                                                    =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $ 4,505              $ 3,123
    Accrued compensation and other expenses                                           8,522                5,715
    Deferred revenue                                                                  2,267                2,965
    Bank debt, current portion of long term debt and capital lease obligations        3,252                1,679
    Income taxes payable                                                              3,085                  292
                                                                                    -------              -------
                  Total current liabilities                                          21,631               13,774

Long term debt and lease obligations due after one year                               1,592                1,569

Stockholders' equity                                                                 74,316               70,908
                                                                                    -------              -------
                  Total liabilities and stockholders' equity                        $97,539              $86,251
                                                                                    =======              =======



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                            --------------------------------      -------------------------------
                                            Three months ended September 30,      Nine months ended September 30,
                                                   1998         1997                    1998           1997
                                                --------       --------               --------       --------
 Net revenues:
     Software products                          $ 20,291       $ 13,638               $ 53,182       $ 33,488
     Interactive products                          5,797          4,108                 17,385         13,929
                                                --------       --------               --------       --------

Total revenues                                    26,088         17,746                 70,567         47,417

Cost of revenues                                   8,334          5,710                 22,927         17,094
                                                --------       --------               --------       --------
Gross profit                                      17,754         12,036                 47,640         30,323

Operating expenses:
     Sales and marketing                           5,890          4,789                 16,233         12,249
     General and administrative                    2,744          2,340                  8,244          6,244
     Research and development                      4,436          3,068                 12,034          7,873
     Acquisition and non-recurring charges         5,035             --                 18,364             --
                                                --------       --------               --------       --------
Total operating expenses                          18,105         10,197                 54,875         26,366
                                                --------       --------               --------       --------
Income (loss) from operations                       (351)         1,839                 (7,235)         3,957

Interest and other income, net                       372            581                  1,395          1,079
                                                --------       --------               --------       --------
Income (loss) before income taxes                     21          2,420                 (5,840)         5,036
     and minority interest

Income tax expense                                 1,571            896                  2,809          1,828
                                                --------       --------               --------       --------
Net income (loss) before minority interest        (1,550)         1,524                 (8,649)         3,208

Minority interest                                     --            (51)                    --           (119)
                                                --------       --------               --------       --------
Net income (loss)                               $ (1,550)      $  1,473               $ (8,649)      $  3,089
                                                ========       ========               ========       ========

Earnings (loss) per share:
       Basic                                    $  (0.14)      $   0.15               $  (0.79)      $   0.34
                                                ========       ========               ========       ========
       Diluted                                  $  (0.14)      $   0.13               $  (0.79)      $   0.29
                                                ========       ========               ========       ========

Weighted average shares outstanding               11,166         10,146                 10,922          9,216
                                                ========       ========               ========       ========

Weighted average shares outstanding
     and assumed conversion                       11,166         11,663                 10,922         10,634
                                                ========       ========               ========       ========


See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                            (in thousands, unaudited)


                                                          -------------------------------
                                                          Nine months ended September 30,
                                                                1998            1997
                                                              ---------      ---------
OPERATING ACTIVITIES
Net income (loss)                                             $ (8,649)      $  3,089
Adjustments to reconcile net income to net cash
 used in operating activities:
     Depreciation and amortization                               3,277          1,604
     Deferred income taxes                                        (487)          (505)
     Income tax benefit of stock options                             -            552
     Write off of purchased in-process
         research and development costs                          9,080              -
     Non-cash compensation expense                               1,038              -
     Increase in billed accounts receivable                     (8,487)        (4,259)
     Increase in unbilled accounts receivable                   (5,013)        (2,897)
     Increase in prepaid expenses                                 (521)          (968)
     Increase in accounts payable                                  240            799
     Increase in accrued expenses                                  403          1,293
     Increase (decrease) in taxes payable                        2,793           (594)
     Increase (decrease) in deferred revenue                      (749)           632
     Minority interest income                                        -            119
                                                              --------       --------
             Net cash used in operating activities              (7,075)        (1,135)

INVESTING ACTIVITIES
Purchases of property and equipment                             (7,727)        (6,905)
Development of software                                           (828)          (947)
Maturities of marketable securities                             44,951         14,500
Purchases of marketable securities                             (41,433)       (38,704)
Other assets                                                    (1,373)             -
                                                              --------       --------
             Net cash used in investing activities              (6,410)       (32,056)

FINANCING ACTIVITIES
Decrease in restricted cash                                         69            213
Net increase in short term borrowing                             2,473            680
Proceeds from note receivable                                      116             30
Proceeds from long-term debt                                       162            362
Payments on long-term debt and capital lease obligations        (1,353)        (1,002)
Net proceeds from exercise of options and warrants               2,017            375
Net proceeds from issuance of common stock                       1,598         29,409
                                                              --------       --------
             Net cash provided by financing activities           5,082         30,067
                                                              --------       --------

             Net decrease in cash and cash equivalents          (8,403)        (3,124)

Foreign currency translation                                       155            (19)

Cash and cash equivalents at beginning of period                25,468         10,916
                                                              --------       --------

Cash and cash equivalents at end of period                    $ 17,220       $  7,773
                                                              ========       ========


See accompanying notes.

                           ENGINEERING ANIMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 1998. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The consolidated financial statements are presented giving retroactive effect to the Company's November 1997 acquisitions of Technology Company Ventures, L.L.C. ("TCV") and Cimtech, Inc. ("Cimtech") which have been accounted for as a pooling of interests.

         Certain prior year financial information has been reclassified to conform to the 1998 financial statement presentation.


2.       Acquisitions

         On September 22, 1998, the Company completed the acquisition of Variation Systems Analysis, Inc. ("VSA"), a privately held company based in St. Clair Shores, Michigan. The Company issued approximately 542,000 shares of common stock in exchange for all of the outstanding preferred and common stock of VSA in a transaction valued at approximately $26.0 million. This acquisition was accounted for as a pooling of interests.

         On September 22, 1998, the Company completed the acquisition of Transom Technologies, Inc. ("Transom"), a privately held company based in Ann Arbor, Michigan. The Company issued approximately 192,000 shares of common stock in exchange for all of the outstanding preferred and common stock of Transom in a transaction valued at approximately $13.0 million. This acquisition was accounted for as a pooling of interests.

         In connection with these September 1998 acquisitions, the Company posted a charge of $5.0 million for acquisition costs.

         On June 17, 1998, the Company completed the acquisition of Sense8 Corporation ("Sense8"), a privately-held company in Mill Valley, California. This acquisition was accounted for using the purchase method. The Company issued approximately 158,000 shares of its common stock valued at approximately $7.0 million in exchange for all of the outstanding preferred and common stock of Sense8 and assumed Sense8's net liabilities of approximately $2.4 million. In connection with this acquisition, the Company posted a non-recurring charge for purchased technology, which resulted in additional net expense of $9.1 million, and recorded $586,000 of goodwill, which is being amortized on a straight-line basis over five years. The following table shows the pro forma consolidated results of operations as if Sense8 had been acquired as of the beginning of the periods presented.

                                                             --------------------
(in thousands, except per share data)                         Nine months ended
                                                              September 30, 1998
                                                             --------------------

Revenues                                                            $  71,178
Net loss                                                            $ (10,752)
Net loss per share                                                  $   (0.98)

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.       Public Offerings

         In June 1997, the Company completed a follow-on offering of 1,000,000 shares of its common stock and received approximately $26.6 million of cash, net of underwriting discounts and other offering costs. In March 1998, certain stockholders of the Company sold 966,000 shares of common stock to or through agents or dealers. The Company did not receive any of the proceeds from the sale of the common stock.

4.       Stock Split

         The Company completed a three-for-two stock split in the form of a stock dividend paid to stockholders effective March 2, 1998. Accordingly, all share, per share, weighted average share and stock option information have been restated to reflect the split.

5.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split:

                                                     --------------------------------  --------------------------------
(in thousands, except per share data)                Three months ended September 30,  Nine months ended September 30,
                                                           1998            1997            1998            1997
                                                        --------         -------        ---------        -------
Numerator:

     Net income (loss)                                  $ (1,550)        $ 1,473        $ (8,649)        $ 3,089
                                                        ========         =======        ========         =======

Denominator

     Denominator for basic earnings per share-
       weighted average shares                            11,166          10,146          10,922           9,216

     Stock options                                            --           1,517              --           1,418
                                                        --------         -------        --------         -------

     Denominator for diluted earnings per share-
       adjusted weighted average shares and
       assumed conversion                                 11,166          11,663          10,922          10,634
                                                        ========         =======        ========         =======

     Basic earnings (loss) per share                    $  (0.14)        $  0.15        $  (0.79)        $  0.34
                                                        ========         =======        ========         =======

     Diluted earnings (loss) per share                  $  (0.14)        $  0.13        $  (0.79)        $  0.29
                                                        ========         =======        ========         =======

                           ENGINEERING ANIMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET REVENUES

The Company's revenues are derived from sales of software products and interactive products. Revenues from sales of software products are recognized upon delivery of the software product to the customer and satisfaction of significant related obligations, if any. Revenues from software development contracts, professional services, customer support and maintenance are included in software product revenues. Customer support and maintenance revenues are deferred and recognized ratably over the period the customer support services are provided. The Company recognizes revenues from professional services, software development contracts and interactive products based upon labor and other costs incurred and progress to completion on contracts.

The Company's total revenues increased 47% to $26.1 million for the three months ended September 30, 1998 from $17.7 million for the three months ended September 30, 1997, and increased 49% to $70.6 million for the nine months ended September 30, 1998 from $47.4 million for the nine months ended September 30, 1997. Software products revenues increased 49% to $20.3 million for the three months ended September 30, 1998 from $13.6 million for the three months ended September 30, 1997, and increased 59% to $53.2 million for the nine months ended September 30, 1998 from $33.5 million for the nine months ended September 30, 1997 as a result of increased sales of product visualization solutions. Interactive product revenues increased 41% to $5.8 million for the three months ended September 30, 1998 from $4.1 million for the three months ended September 30, 1997, and increased 25% to $17.4 million for the nine months ended September 30, 1998 from $13.9 million for the nine months ended September 30, 1997, primarily due to additional projects for interactive products.


COST OF REVENUES

The Company's cost of revenues includes cost of production, direct labor and other costs associated with funded development and professional services, packaging and distribution costs, royalties and amortization of capitalized software costs. The Company's cost of revenues increased 46% to $8.3 million for the three months ended September 30, 1998 from $5.7 million for the three months ended September 30, 1997, and increased 34% to $22.9 million for the nine months ended September 30, 1998 from $17.1 million for the nine months ended September 30, 1997, primarily due to expanded software product sales, software product development and professional service contracts and development costs for interactive products. The Company's cost of revenues as a percentage of revenues remained at 32% for the three months ended

September 30, 1998 and 1997 and decreased to 32% for the nine months ended September 30, 1998 from 36% for the nine months ended September 30, 1997.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as facility costs, advertising, promotional materials, trade shows and other costs. The Company's sales and marketing expenses increased 23% to $5.9 million for the three months ended September 30, 1998 from $4.8 million for the three months ended September 30, 1997, and increased 33% to $16.2 million for the nine months ended September 30, 1998 from $12.2 million for the nine months ended September 30, 1997, primarily due to costs associated with expansion of the sales force, increased marketing costs and equipment depreciation. Sales and marketing expenses decreased to 23% of total revenues for the three months ended September 30, 1998 from 27% for the three months ended September 30, 1997, and decreased to 23% of total revenues for the nine months ended September 30, 1998 from 26% for the nine months ended September 30, 1997. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues.

General and Administrative. General and administrative expenses consist primarily of personnel costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees, depreciation and amortization expenses and other costs. The Company's general and administrative expenses increased 17% to $2.70 million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997, and increased 32% to $8.2 million for the nine months ended September 30, 1998 from $6.2 million for the nine months ended September 30, 1997, primarily a result of increased administrative staff. General and administrative expenses decreased to 11% of total revenues for the three months ended September 30, 1998 compared to 13% for the three months ended September 30, 1997 and decreased to 12% of total revenues for the nine months ended September 30, 1998 from 13% for the nine months ended September 30, 1997. The decrease of general and administrative expenses as a percentage of revenues was primarily a result of spreading expenses over higher revenues.

Research and Development. The Company's research and development focuses on product development and consists primarily of personnel costs, related facility costs, equipment costs and outside consulting fees. The Company's research and development expenses increased 45% to $4.4 million for the three months ended September 30, 1998 from $3.1 million for the three months ended September 30, 1997, and increased 53% to $12.0 million for the nine months ended September 30, 1998 from $7.9 million for the nine months ended September 30, 1997. Research and development expenses remained at 17% of total revenues for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997.

Acquisition and non-recurring charges. On September 22, 1998, the Company completed the acquisitions of Variation Systems Analysis, Inc. ("VSA") and Transom Technologies, Inc. ("Transom").

In connection with these September 1998 transactions, the Company posted a $5.0 million charge for acquisition costs and employee related expenses.

On June 17, 1998, the Company completed the acquisition of Sense8 Corporation ("Sense8"). In connection with this acquisition, the Company posted a non-recurring charge of $9.1 million for in-process purchased technology.

In the first quarter of 1998, the Company formed strategic relationships with General Electric Corporate Research and Development and Hewlett-Packard Company to license technology to incorporate into EAI's VisProducts(TM) software. Both transactions were accounted for as non-recurring charges to purchased technology expense in the first quarter of 1998 in the aggregate amount of $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has satisfied its cash requirements through borrowings, customer advances, capital lease financing, aggregate net proceeds of approximately $55.6 million from the Company's initial public offering of common stock in February 1996, and a follow-on offering of common stock in June 1997. The Company also received net proceeds of approximately $600,000, $1.2 million and $3.0 million from private placements of common stock in June 1998, February 1998, and February 1997, respectively. As of September 30, 1998, the Company had $29.1 million in cash, cash equivalents and short-term investments.

Net cash used in operating activities for the nine months ended September 30, 1998 was $7.1 million. Approximately $6.8 million of cash used in operating activities was attributed to acquisition and non-recurring charges.

Net cash used by investing activities was $6.4 million for the nine months ended September 30, 1998. The use of cash was primarily for office facilities and leasehold improvements, computer equipment and office furniture to accommodate the increased number of employees and office locations, and partially offset by net maturities of marketable securities.

Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 1998. The main financing sources were proceeds from stock option exercises, issuance of common stock and net increases in short-term borrowing. A $3.5 million line of credit was put in place during September 1998 replacing an existing $2.5 million line of credit held by VSA of which $1.9 million was utilized at the time of acquisition. As of September 30, 1998, the Company had drawn down $3.0 million to pay off the old line of credit and fund operations.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company or its representatives may, from time to time, make or may have made certain forward-looking statements, orally or in writing, including, without limitations, any such statements made or to be made in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

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

Variability of Operating Results. The Company has experienced and expects to continue to experience fluctuations in its quarterly results. The Company's revenues are affected by a number of factors, including the timing of the introduction of new software products and interactive products by the Company and its competitors, seasonality of certain customer purchases, product mix, general economic conditions and the Company's ability to obtain agreements directly from its customers, as well as its publishers and distributors to market the Company's products. The Company's operating results also will vary significantly depending on changes in pricing, changes in customer budgets and changes in the volume and timing of orders received, which are difficult to forecast. As a result of the foregoing and other factors, the Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

Year 2000. The Company is in the process of assessing its readiness in respect to Year 2000 issues. It has begun to identify and evaluate its critical data processing systems and has completed conversions where needed. It has also begun to identify its critical vendors and has initiated communication with some vendors initially identified as critical regarding the readiness of their systems in respect to Year 2000 issues.

The Company is currently evaluating a plan to be implemented by the end of 1998 or early 1999 that would coordinate its Year 2000 efforts Company-wide. This plan will supplement the Y2K efforts the Company has undertaken to date, and will encompass the Company's recent acquisitions. The plan calls for the Company to continue its identification of its Year 2000 issues and assess the risks these issues pose to IT and non-IT systems, including systems potentially containing embedded chips. The plan also calls for the further identification and assessment of third-party relationships. Based on these assessments, the Company will develop and implement actions to address newly identified risks if any, which are considered business critical.

The Company currently anticipates that its identification, assessment and action activities will continue into mid 1999. Once these activities are being coordinated under the plan, the Company will be in a better position to identify reasonably likely worst case scenarios given particular Year 2000 issues, develop contingency plans, if warranted, and identify additional costs associated with its efforts to address Year 2000 issues. The Company anticipates completing any contingency planning activities by December 1999.

The Company has not tracked the costs associated with its Year 2000 efforts to date, but believes that these costs have not been material. The funds used to address Year 2000 efforts have been expensed as incurred. The Company anticipates the majority of costs associated with Year 2000 efforts will be incurred in 1999. The Company intends to initiate a process to track these costs going forward. No IT projects have been deferred due to Year 2000 efforts.

The Company does not currently anticipate using vendors to assist it in its Year 2000 efforts, or for independent verification or validation of its Year 2000 efforts. The Company has cooperated with customers in their assessments of the Year 2000 readiness of the Company's products.

Until the analysis of business critical risks is completed under the plan, the Company will not be in a position to assess if the transition to Year 2000 will materially adversely impact the Company, its systems, operations and financial results. Even then, though, an unanticipated or inadequately addressed issue, as well as third party readiness and contracting issues, may result in material adverse impacts on the Company, its systems, operations and financial results.

For a more complete discussion of other risk factors affecting the Company, see the Company's 1997 Annual Report on Form 10-K.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits - See Index to Exhibits.

                  (b)      Reports on Form 8-K.

                           June 17, 1998 (filed July 1, 1998 and amended July 31, 1998) - Item 2. Acquisition or Disposition of Assets. Re: Acquisition of Sense8 Corporation pursuant to a merger.

                           September 22, 1998 (filed September 25, 1998) - Item
                           2. Acquisition or Disposition of Assets. Re:
                           Acquisition of Transom Technologies, Inc. pursuant to a merger and acquisition of Variation Systems Analysis, Inc. pursuant to a merger.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1998                   ENGINEERING ANIMATION, INC.
     ---------------------------------    (Registrant)


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
                                                Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit      Description
-------      -----------

2.5 Amended and Restated Agreement and Plan of Merger between the Company and Transom Technologies, Inc., dated as of August 19, 1998 (incorporated herein by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-61567)

2.6 Amended and Restated Agreement and Plan of Merger among the Company, EAI Victory, Inc. and Variation Systems Analysis, Inc., dated as of August 19, 1998 (incorporated herein by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-61569)

3.1          Certificate of Incorporation, as amended

27.          Financial Data Schedule