Form 10-K/A
period 1997-12-31
ENGINEERING ANIMATION INC
filed 1999-03-03
CIK 1005270

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

Documents Incorporated by Reference: None
--------------------------------------------------------------------------------

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

        PUBLIC MARKET FOR COMMON STOCK

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


                                                            High         Low
                                                         ---------    ---------
Year Ended December 31, 1997
      First Quarter ..................................   $   17.17    $   14.83
      Second Quarter .................................       24.67        14.33
      Third Quarter ..................................       28.17        21.83
      Fourth Quarter .................................       33.33        23.17

Year Ended December 31, 1996
      First Quarter (from February 28, 1996) .........   $   17.50    $   12.83
      Second Quarter .................................       15.83        12.50
      Third Quarter ..................................       16.67        10.67
      Fourth Quarter .................................       17.83        14.50


     As of March 9, 1998, the Company had 458 holders of record of its Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not currently intend to declare or pay any cash dividends on its Common Stock. The Company intends to retain future earnings for reinvestment in its business.

RECENT UNREGISTERED ISSUANCES OF COMMON STOCK

     On November 26, 1997, the Company issued an aggregate of 184,755 shares of Common Stock to acquire Cimtech, Inc. ("Cimtech") in a transaction valued at approximately $6 million. The Company acquired Cimtech pursuant to a merger of COHO, Inc. ("COHO"), a wholly-owned subsidiary of the Company, with and into Cimtech. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger among the Company, Cimtech and COHO, the shareholders of Cimtech received approximately 0.12937 of a share of Common Stock for each share of Cimtech common stock held at the consummation of the transaction. The Company also converted stock options that had been issued to Cimtech employees into stock options of the Company at the 0.12937 exchange ratio. The shareholders of Cimtech also received certain rights for the registration under the Securities Act of the Common Stock issued in connection with the acquisition of Cimtech. The issuance of Common Stock in connection with the acquisition of Cimtech was exempt from registration under the Securities Act of 1933 as amended ("Securities Act") by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. See "Item 1. Description of Business". On November 25, 1997, in an unrelated acquisition, the Company issued an aggregate of 938,548 shares of Common Stock to acquire Rosetta Technologies, Inc. ("Rosetta") in a transaction valued at approximately $25.5 million. The Company acquired Rosetta through two separate transactions. In the first transaction, Technology Company Ventures, L.L.C. ("Ventures"), an Oregon limited liability company and the holder of approximately 68% of the outstanding common stock of Rosetta, merged with and into Shell Beaver, L.L.C., a wholly-owned subsidiary of the Company ("Shell Beaver"). Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger among the Company, Ventures and Shell Beaver, the members of Ventures received in exchange for their Ventures membership interests approximately 0.06215 of a share of Common Stock for each share of Rosetta common stock held by Ventures at the consummation of the transaction. Miken, Inc. and JFJ Ventures, L.L.C. were the only members of Ventures at the time of the consummation of the acquisition. In the second transaction, Transitory Beaver, Inc., a wholly-owned subsidiary of Shell Beaver ("Transitory Beaver"), merged with and into Rosetta, as a result of which Rosetta became an indirect, wholly-owned subsidiary of the Company. Pursuant to the terms of the Amended and Restated Agreement and Plan of Merger among the Company, Rosetta and Transitory Beaver, the holders of Rosetta common stock (other than Shell Beaver) received approximately 0.06215 of a share of Common Stock for each share of Rosetta common stock held at the consummation of the transaction. In addition, the Company converted outstanding stock options to purchase Rosetta common stock into stock options of the Company at the 0.06215 exchange ratio. The members of Ventures and the shareholders of Rosetta also received certain rights for the registration under the Securities Act of the Common Stock issued in connection with the acquisition of Rosetta. The issuance of Common Stock in connection with the acquisition of Rosetta was exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. See "Item 1. Description of Business".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     All financial data has been restated to give retroactive effect to the acquisitions of TCV and Cimtech. For further information, see the notes to the financial statements.


                                           RESTATED         Years Ended December 31,
                                              1997        1996        1995       1994       1993
                                                        in thousands, except per share data
                                           --------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                               $ 49,717    $ 27,189    $ 12,249    $  6,324    $  3,264
Cost of revenues                             12,276       6,940       3,100       1,790         821
                                           --------------------------------------------------------
Gross profit                                 37,441      20,249       9,149       4,534       2,443

Operating expenses:
Sales and marketing                          15,406       9,799       3,573       2,068         881
General and administrative                    6,457       3,316       2,276       1,191         711
Research and development                      7,068       3,438       1,992       1,007         645
Acquisition costs                             5,057          62       2,520          --          --
                                           --------------------------------------------------------
Total operating expenses                     33,988      16,615      10,361       4,266       2,237
                                           --------------------------------------------------------
Income (loss) from operations                 3,453       3,634      (1,212)        268         206
Interest and other income (expense), net      1,522         987        (158)        (73)        (10)
                                           --------------------------------------------------------
Income (loss) before income taxes and
minority interest                             4,975       4,621      (1,370)        195         196
Income taxes                                  2,772       1,744         392          92          87
                                           --------------------------------------------------------
Income (loss) before minority interest        2,203       2,877      (1,762)        103         109
Minority interest                               (49)       (310)       (128)         --          --
                                           --------------------------------------------------------
Net income (loss)                          $  2,154    $  2,567    $ (1,890)   $    103    $    109
                                           ========================================================
Basic earnings (loss) per share            $    .25    $    .35    $   (.39)   $    .02    $    .02
Diluted earnings (loss) per share          $    .21    $    .30    $   (.39)   $    .02    $    .02

                                           RESTATED            At December 31,
                                             1997      1996       1995     1994     1993
                                                               in thousands
                                           --------------------------------------------------
BALANCE SHEET DATA:
Cash and short-term investments             $40,298   $20,670   $   823   $   240   $ 1,189
Working capital                              54,468    28,918     2,378     1,458     1,610
Total assets                                 85,051    42,299     8,191     3,444     2,572
Long-term debt due after one year             1,495     1,654     2,352       648       418
Stockholders' equity                         72,182    34,628     2,942     1,801     1,743

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

     The data pertaining to 1997 has been restated from what was previously reported due to a modification of the methods used to value the in-process research and development written off in connection with the acquisition of Rosetta Technologies, Inc. See Note 16 to the consolidated financial statements for additional information.

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

     The Company has historically evaluated acquisition opportunities, is currently evaluating several companies of varying size and anticipates that acquisition opportunities will continue to be identified and evaluated in the future. No understandings or agreements with respect to any acquisition currently under review have been reached and there can be no assurance that the Company will, or will not, consummate acquisitions in the future.

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

RESTATEMENT

     The Company has restated its 1997 financial statements to reflect the modification of methods used to value acquired in-process research and development recorded and written off in connection with the Company's November, 1997 acquisition of Rosetta Technologies, Inc. The revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that gives explicit consideration to the

SEC Staff's views on in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants.

     The in-process research and development charge was reduced from $5.6 million to $1.7 million resulting in an increase to intangible assets of $3.9 million. As a result, an additional amortization expense of $63,000 was recorded during the fourth quarter of 1997.


NET REVENUES


(in thousands)          1997       Change    1996       Change     1995
-------------------------------------------------------------------------
Software products      $30,728       113%   $14,422       338%   $ 3,292
Interactive products    18,989        49%    12,767        43%     8,957
-------------------------------------------------------------------------
Total                  $49,717        83%   $27,189       122%   $12,249
=========================================================================

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

COST OF REVENUES

(in thousands)           1997     Change     1996     Change     1995
-------------------------------------------------------------------------
Expense                 $12,276    77%     $ 6,940     124%     $ 3,100
=========================================================================

As a percentage of
net revenues                25%                26%                  25%



     The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. Cost of revenues for 1997 increased 77% to $12.3 million from $6.9 million for 1996, primarily due to expanded software product sales, new software product development contracts, and development costs for interactive products. The Company's cost of revenues as a percentage of revenues was 25% for 1997 and 26% for 1996.

     Cost of revenues for 1996 increased 124% to $6.9 million from $3.1 million for 1995. Cost of revenues was 26% of revenues for 1996 and 25% for 1995. Cost of revenues as a percentage of revenues for 1996 increased primarily due to the expenses associated with new software product development contracts and increased costs of certain interactive products.

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

SALES AND MARKETING

(in thousands)         1997      Change      1996       Change     1995
--------------------------------------------------------------------------
Expense               $15,406     57%       $ 9,799       174%    $ 3,573
==========================================================================

As a percentage of
net revenues              31%                   36%                   29%

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

GENERAL AND ADMINISTRATIVE


(in thousands)                1997     Change     1996     Change     1995
-----------------------------------------------------------------------------
Expense                      $6,457     95%      $3,316      46%     $2,276
=============================================================================

As a percentage of
net revenues                    13%                 12%                 19%

     General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses for 1997 increased 95% to $6.5 million from $3.3 million for 1996, primarily as a result of increased general and administrative staff and related costs. General and administrative expenses were 13% of revenues for 1997 and 12% of revenues for 1996.

     General and administrative expenses for 1996 increased 46% to $3.3 million from $2.3 million for 1995. General and administrative expenses were 12% of revenues for 1996 and 19% for 1995. The decrease in general and administrative expenses as a percentage of revenues for 1996 was primarily a result of spreading expenses over higher revenues and refining the allocation of common costs among departments rather than absorbing these expenses as general and administrative.

RESEARCH AND DEVELOPMENT


(in thousands)             1997      Change      1996     Change    1995
----------------------------------------------------------------------------
Expense                   $7,068      106%       $3,438     73%      $1,992
============================================================================

As a percentage of
net revenues                 14%                    13%                 16%

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

ACQUISITION COSTS

(in thousands)             1997      Change      1996     Change    1995
----------------------------------------------------------------------------
Expense                   $5,057      N/M        $62      N/M       $2,520
============================================================================

As a percentage of
net revenues                 10%                  0%                   21%

     In November 1997, the Company acquired Technology Company Ventures, L.L.C. ("TCV") and Cimtech. Both the TCV and Cimtech acquisitions were accounted for under the pooling of interests method. As a result of the TCV transaction, the Company exchanged approximately 630,000 shares of common stock for the outstanding member equity of TCV. The Company exchanged approximately 185,000 shares of common stock for all of the outstanding stock of Cimtech. In addition, the outstanding stock options of Rosetta and Cimtech were converted into options to purchase approximately 110,000 shares of the Company's common stock.

     Also in November 1997, the Company acquired 32% minority interest in Rosetta for approximately 309,000 shares of common stock. In connection with this transaction, the Company expensed approximately $1.7 million of acquired in-process research and development and recorded approximately $2.7 million of goodwill and $2.2 million of developed technology. Both are being amortized on a straight-line basis over five years.

     In November 1995, TCV acquired approximately a 68% interest in Rosetta. Since its inception, TCV has had no other significant activities other than its investment in Rosetta. In connection with this transaction, TCV expensed approximately $1.8 million of acquired in-process research and development and recorded approximately $312,000 of goodwill, which is being amortized on a straight-line basis over five years.

     Goodwill and developed technology amortization was $140,000 in 1997 compared to $62,000 in 1996.

INCOME TAXES


(in thousands)             1997                1996                1995
----------------------------------------------------------------------------
Expense                    $2,772              $1,744              $392
============================================================================

Effective tax rate            56%                 38%              (29%)

     The effective tax rate for the years ended December 31, 1997 and 1995, differs substantially from the statutory tax rate due to nondeductible acquisition related costs. The Company's income (loss) before income taxes and minority interest for 1997 and 1995 includes expenses for acquired in-process research and development and acquisition charges of $5.1 million and $2.5 million respectively, which are not deductible for income tax purposes. The Company also recorded an income tax benefit of approximately $975,000, primarily due to the reversal of a valuation allowance that had been previously established to offset a portion of its deferred tax assets.

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

TECHNOLOGICAL CHANGE AND MARKET ACCEPTANCE

     The Company's success depends on its ability to develop and sell new products, develop site licensing agreements with major manufacturers in the automotive, aerospace, heavy equipment and other manufacturing industries, develop its 3D and 2D software products for new platforms and continue to produce high-quality interactive products in a timely and cost effective manner. In addition, the Company must continually anticipate, and adapt its products to, emerging computer technologies and capabilities, such as enhanced graphics, sound, music, video and speech generation. The life cycles of the Company's products are difficult to estimate because the markets that the Company targets are in the early stages of development and because of uncertainties arising from the effect of future product enhancements, future developments in hardware and software technology and future competition. If the Company's products become outdated and lose market share or if new products or existing product upgrades are not introduced when demanded by the market or are not accepted by the market, the Company's revenues and operating results could be materially adversely affected. There is no assurance that the Company will be able to introduce new products on a timely basis or that such new products will be accepted in the market.

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

DEPENDENCE ON EMERGING MARKET FOR SOFTWARE PRODUCTS AND CUSTOMER CONCENTRATION

     The market for enterprise-wide visualization software products in the automotive, aerospace, heavy equipment and other manufacturing industries is emerging and dependent on a number of variables, including customer preferences and the rate of adoption of new technology. There can be no assurance that this market will continue to grow or that the Company's software products will be accepted by the market. The Company's growth is dependent in part on significant demand for its software products. In addition, as the Company increasingly markets its 3D and 2D visualization software as an enterprise-wide solutions, there can be no assurance that large customers will be willing to invest in the Company's products on a company-wide basis or that users outside the design and engineering areas will accept the Company's products. In 1997, sales of software products to one customer accounted for 19% of the Company's revenues. See "Item
1. Business -Marketing and Distribution". There can be no assurance that EAI will be able to continue to sell software products to this customer at 1997 levels or, if it fails to do so, that the Company will be able to replace this customer with new customers.

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

MANAGEMENT OF GROWTH AND INTERNATIONAL EXPANSION

     The Company has experienced and may continue to experience rapid growth which could place a significant strain on the Company's employees, operating procedures, financial resources and information systems. The Company plans to introduce a significant number of new products, increase its production capacity and development expenditures, expand its sales and marketing initiatives and hire additional employees. Such activities will require significant managerial expertise. If the Company is unable to manage its growth effectively, the Company' revenues, operating results and financial condition could be materially adversely affected. In addition, in the connection with the Company's plans to increase its sales and marketing presence in Europe and Asia, the Company will be incurring expenses in advance of revenues. If the Company is unsuccessful in generating sufficient revenues to recover these expenses or is unable to hire, train and retain experienced international sales and marketing personnel, the Company' revenues, operating results and financial condition could be adversely affected. Increased international activity could expose the Company to foreign currency fluctuations, foreign labor laws and other unforeseen problems

COMPETITION

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

Interactive Products

     The interactive software publishing industry is intensely competitive. The Company's sales to the educational and consumer markets may be adversely affected by the increasing number of competitive products. The Company's interactive products will compete directly against other educational and consumer software products including multi-player Internet games. The Company's competitors in this area include a large number of companies, some of which have substantially greater financial, technical, marketing and other resources than the Company, such as Broderbund Software Inc., Cendant Corporation, Digital Domain Inc., GT Interactive Software Corp., and SoftKey International Inc. Moreover, large corporations, such as Microsoft Corporation and The Walt Disney Company, which have substantial bases of intellectual property content and substantial financial resources, have entered or announced their intention to enter the market for consumer software.

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

ANTI-TAKEOVER PROVISIONS

     The Company's Certificate of Incorporation and By-laws and Delaware law contain provisions that may have the effect of delaying, deferring or preventing a non-negotiated merger or other business combination involving the Company. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with the transaction. Certain of these provisions may, however, discourage a future acquisition of the Company not approved by the Board of Directors in which stockholders might receive an attractive value for their shares or that a substantial number or even a majority of the Company's stockholders might believe to be in their best interest. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so. Such provisions could also discourage bids for the shares of Common Stock at a premium, as well as create a depressive effect on the market price of the shares of Common Stock In addition to the Common Stock, the Company's Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock. The Company has no current plans to issue any shares of preferred stock. However, because the rights and preferences for any series of preferred stock may be set by the Board of Directors in its sole discretion, the Company may issue preferred stock that has rights and preferences superior to the rights of holders of shares of the Common Stock and thus may adversely affect the rights of holders of shares of the Common Stock. In addition, the Board of Directors has adopted a Stockholders Rights Plan that may have an anti-takeover effect and may discourage or prevent takeover attempts not first approved by the Board of Directors (including takeovers that certain stockholders may deem to be in their best interests).

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engineering Animation, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed more fully in Note 16, the Company has revised the amount allocated to acquired in-process research and development in connection with its 1997 acquisition of Rosetta Technologies, Inc., and has restated its 1997 consolidated financial statements, accordingly.

                                                            Ernst & Young LLP

Minneapolis, Minnesota
January 30, 1998, except for Note 16
as to which the date is February 15, 1999

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

                                                             Arthur Andersen LLP
Portland, Oregon
October 14, 1997

Engineering Animation, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

                                                                           December 31,
ASSETS                                                               1997             1996
                                                                   RESTATED
                                                                   -----------------------------
Current assets:
  Cash and cash equivalents                                          $24,892          $10,786
  Short-term investments                                              15,406            9,884
  Accounts receivable, net:
    Billed, less allowance of $842 and $154, respectively             15,617            9,095
    Unbilled                                                           6,321            3,334
  Deferred income taxes                                                  814               48
  Prepaid expense and other assets                                     1,554              447

                                                                     ------------------------
Total current assets                                                  64,604           33,594

Property and equipment, net                                           11,394            5,364

Other Assets:
  Restricted cash                                                        210              495
  Note receivable                                                      1,408            1,408
  Software development costs, net of accumulated amortization
    of $595 and $376, respectively                                     1,396              602
  Deferred income taxes                                                  585             --
  Goodwill, net of accumulated amortization of $202 and $62,
    respectively                                                       5,063              250
  Other                                                                  391              586

                                                                     ------------------------
Total assets                                                         $85,051          $42,299
                                                                     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,885          $ 1,358
  Accrued compensation and other accrued expenses                      4,146            1,680
  Deferred revenue                                                     2,546            1,084
  Deferred income taxes                                                  113              119
  Current portion of long-term debt and lease obligations                176               69
  Income taxes payable                                                   270              366

                                                                     ------------------------
Total current liabilities                                             10,136            4,676

  Convertible note payable--related party                               --                351
  Long-term debt and lease obligations due after one year              1,495            1,303
  Deferred income taxes                                                1,238              826
  Minority interest                                                     --                515

Stockholders' equity
  Preferred stock, $.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - None                                --               --
  Common stock, $.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 9,816,609 in 1997
      and 7,848,725 in 1996                                               98               78
  Additional paid-in capital                                          69,783           34,403
  Retained earnings (deficit)                                          2,301              147
                                                                     ------------------------
    Total stockholders' equity                                        72,182           34,628
                                                                     ------------------------
Total liabilities and stockholders' equity                           $85,051          $42,299
                                                                     ========================

See accompanying notes.

Engineering Animation, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

                                                YEARS ENDED DECEMBER 31,
                                             1997        1996        1995
                                           RESTATED
                                           ---------------------------------
Net revenues                               $ 49,717    $ 27,189    $ 12,249
Cost of revenues                             12,276       6,940       3,100
                                           --------------------------------
Gross profit                                 37,441      20,249       9,149

Operating expenses:
  Sales and marketing                        15,406       9,799       3,573
  General and administrative                  6,457       3,316       2,276
  Research and development                    7,068       3,438       1,992
  Acquisition costs                           5,057          62       2,520
                                           --------------------------------
Total operating expenses                     33,988      16,615      10,361
                                           --------------------------------
Income (loss) from operations                 3,453       3,634      (1,212)
Interest and other income (expense), net      1,522         987        (158)
                                           --------------------------------
Income (loss) before income taxes and
  minority interest                           4,975       4,621      (1,370)
Income taxes                                  2,772       1,744         392
                                           --------------------------------
Income (loss) before minority interest        2,203       2,877      (1,762)
Minority interest                               (49)       (310)       (128)
                                           --------------------------------
Net income (loss)                          $  2,154    $  2,567    $ (1,890)
                                           ================================
Earnings (loss) per share:
  Basic                                    $   0.25    $   0.35    $  (0.39)
                                           ================================
  Diluted                                  $   0.21    $   0.30    $  (0.39)
                                           ================================

  Weighted average shares outstanding         8,770       7,432       4,805
                                           ================================
  Weighted average shares outstanding and
  assumed conversion                         10,131       8,648       4,805
                                           ================================

See accompanying notes.

Engineering Animation, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands)


                                                                       ADDITIONAL       RETAINED        TOTAL
                                                   COMMON STOCK         PAID-IN         EARNINGS     STOCKHOLDERS'
                                                 SHARES    AMOUNT       CAPITAL         (DEFICIT)       EQUITY
                                                ---------------------------------------------------------------------
Balance at January 1, 1995                       4,431   $     44      $  2,287         $   (530)      $  1,801
  Conversion of accrued salaries and
    contributed equipment into common stock         22          1            30               --             31
  Common stock issued for options exercised         13         --            --               --             --
  Formation of Technology Company
    Ventures, L.L.C and acquisition of
    predecessor interest                           630          6         2,994               --          3,000
  Net loss                                          --         --            --           (1,890)        (1,890)
                                                 --------------------------------------------------------------
Balance at December 31, 1995                     5,096         51         5,311           (2,420)         2,942
  Issue of common stock in connection
    with the Company's initial public
    offering, net of offering expenses           2,738         27        29,040               --         29,067
  Conversion of accrued salaries into
    common stock                                    10         --            40               --             40
  Common stock issued for options exercised          5         --            12               -              12
  Net income                                        --         --            --            2,567          2,567
                                                 --------------------------------------------------------------
Balance at December 31, 1996                     7,849         78        34,403              147         34,628
  Issue of common stock, net
    of offering expenses                         1,500         15        26,610               --         26,625
  Common stock issued for options
    and warrants exercised                         153          2           625               --            627
  Conversion of notes payable
    into common stock                               25         --           351               --            351
  Purchase of minority interest
    in Rosetta Technologies, Inc.                  290          3         7,130               --          7,133
  Income tax benefit related to
    incentive stock option plan                     --         --           664               --            664
  Net loss                                          --         --            --            2,154          2,154

                                                 --------------------------------------------------------------
Balance at December 31, 1997                     9,817   $     98      $ 69,783         $  2,301       $ 72,182
                                                 ==============================================================

See accompanying notes.

Engineering Animation, Inc.
Consolidated Statements of Cash Flows
(in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                                  1997        1996      1995
                                                                RESTATED
                                                               ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                              $  2,154    $  2,567    $ (1,890)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                2,293       1,134         491
     Deferred income taxes                                         (945)        404         295
     Income tax benefit of stock options                            664        --          --
     Write-off of purchased research and development and
       acquisition costs                                          1,685        --         2,520
     Minority interest in income                                     49         310         128
     Increase in billed accounts receivable                      (6,522)     (6,852)       (311)
     Increase in unbilled accounts receivable                    (2,987)     (2,045)     (1,005)
     Increase in prepaid expenses                                (1,107)       (262)         (7)
     Increase in accounts payable                                 1,527         657         483
     Increase in accrued expenses                                 2,370       1,375         400
     Increase in deferred revenue                                 1,462         618         194
     Other                                                           68          56          28
                                                               --------------------------------
Net cash provided by (used in) operating activities                 711      (2,038)      1,326

INVESTING ACTIVITIES
Issuance of note receivable                                        --          (658)       (750)
Purchases of property and equipment                              (7,709)     (4,551)       (986)
Purchases of other assets                                          (197)       (193)       (442)
Capitalization of software development costs                     (1,013)       (343)       (263)
Purchase of short-term investments                               (5,522)     (9,847)       --
                                                               --------------------------------
Net cash used in investing activities                           (14,441)    (15,592)     (2,441)

FINANCING ACTIVITIES
Decrease (increase) in restricted cash                              285        (495)       --
Net change in short-term borrowing                                 --          --          (200)
Proceeds from long-term debt                                      1,349         495       1,769
Payments on long-term debt and capital lease obligations         (1,050)     (1,486)       (354)
Net proceeds from exercise of options and warrants                  627          12        --
Net proceeds from issuance of common stock                       26,625      29,067        --
                                                               --------------------------------
Net cash provided by financing activities                        27,836      27,593       1,215
                                                               --------------------------------

Net increase in cash and cash equivalents                        14,106       9,963         100
Cash and cash equivalents at beginning of year                   10,786         823         723
                                                               --------------------------------
Cash and cash equivalents at end of year                       $ 24,892    $ 10,786    $    823
                                                               ================================

SUPPLEMENTAL DISCLOSURES
Interest paid                                                  $    155    $     83    $    147
Income taxes paid                                                 3,171         886           2
Property and equipment gifted to the Company                       --           421        --
Property and equipment purchased through capital lease
   obligations and notes payable                                   --          --           125
Common stock issued to purchase minority interest in Rosetta
   Technologies, Inc.                                             7,133        --          --
Promissory note converted into common stock                         351        --          --


See accompanying notes

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

In November 1997, the Company acquired Rosetta in two separate transactions valued at approximately $25,500. The Company acquired a controlling interest in Rosetta through a merger with TCV in which the Company issued approximately 630,000 shares of common stock in exchange for the member equity of TCV. Subsequent to the TCV merger, the Company acquired the remaining minority interest in Rosetta by issuing approximately 309,000 shares of common stock in a transaction valued at approximately $7,100. The minority interest acquisition was accounted for using the purchase method. Approximately $1,700 of the purchase price was allocated to in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was charged to operations at the date of acquisition and is included in the acquisition costs. The in-process research and development was valued using expected future cash flows, discounted for risks and uncertainties related to the target markets and the completion of the projects. The Company also recorded goodwill of approximately $2,700 and developed technology of approximately $2,200, which are both being amortized on a straight-line basis over five years.

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

Separate results of operations for periods prior to the acquisitions are as follows:

                         NINE MONTHS
                            ENDED
                         SEPTEMBER 30,  YEAR ENDED DECEMBER 31,
                            1997            1996         1995
                         -------------------------------------
                         (unaudited)
Revenues:
 EAI                          $27,564     $20,413      $10,415
 TCV                            4,622       5,292          764
 Cimtech                        2,167       1,484        1,070
                         -------------------------------------
 Combined                     $34,353     $27,189      $12,249
                         =====================================

Net income (loss):
 EAI                          $ 3,515     $ 1,851      $   431
 TCV                              260         674       (2,241)
 Cimtech                          220          42          (80)
                         -------------------------------------
 Combined                     $ 3,995     $ 2,567      $(1,890)
                         =====================================

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

4.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 consists of the following:

                                                        1997       1996
                                                      ------------------
Computer equipment and software                       $ 8,513    $ 4,995
Office equipment and furniture                          2,690      1,758
Leasehold improvements                                    284        230
Construction in progress                                3,081          -
                                                      ------------------
Total (at cost)                                        14,568      6,983
Less  accumulated depreciation                         (3,174)    (1,619)
                                                      ------------------
Net property and equipment                            $11,394    $ 5,364
                                                      ==================

5. DEBT

The Company had a $1,000 line of credit agreement with a commercial bank that expired on May 1, 1997. In addition, the Company had a $500 operating line of credit with a bank that expired on November 30, 1997. No amounts were outstanding on either line at December 31, 1996.

Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                 1997     1996
                                                                ----------------
Non-interest bearing note payable, due in
monthly installments of $2,381, commencing July
1998 through June 2005; collateralized by all
equipment of the Company                                         $  200   $  200

Note payable collateralized by restricted cash;
forgiven at the rate of $75,000 each quarter as
goals are met                                                        75      375

Forgivable note with interest accruing at 6%
commencing November 1997 due October 2000;  job
attainment goals must be met for principal and
interest to be forgiven                                             500        -

Non-interest bearing note payable commencing
November 1997 due December 2007;  job attainment
goals must be met to remain non-interest bearing                    500        -

6% note payable, collateralized by Company assets                     -      430

Capital lease obligations                                            41       73

Other notes payable, with interest ranging from
   0% to 6%, and payments due from 1998 through 2007                355      294
                                                                ----------------
                                                                  1,671    1,372
Less amounts due within one year                                    176       69
                                                                ----------------
Long-term debt due after one year                                $1,495   $1,303
                                                                ================

Future maturities of long-term debt and capital lease obligations are as follows:


1999           $204
2000            690
2001             95
2002            146
Thereafter      360
             ------
             $1,495
             ======

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

The future minimum lease payments at December 31, 1997 are as follows:

1998                 $1,615
1999                  1,586
2000                  1,584
2001                  1,477
2002                  1,064
Thereafter            1,687
                     ------
                     $9,013
                     ======

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

8. ROYALTY AGREEMENTS

The Company has entered into royalty agreements with various entities to use and distribute products in conjunction with the Company's software products. Royalty payments for the years ended December 31, 1997, 1996 and 1995 were $277, $415 and $170, respectively.

9. INCOME TAXES

The components of income tax expense for years ended December 31 are as follows:

                                           1997     1996      1995
                                          --------------------------
Current:
  Federal                                  $3,491   $1,203       $73
  State                                       226      137        22
                                           -------------------------
                                            3,717    1,340        95
Deferred                                       72      404       297
Change in valuation allowance              (1,017)       -         -
                                           -------------------------
Total                                      $2,772   $1,744      $392
                                           =========================

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:



                                     1997     1996      1995
                                  ---------------------------
Tax at U.S. statutory rate            $382   $1,571     $(466)
State income taxes, net of
  federal tax benefit                  191      251        66
Non-deductible acquisition costs     3,058        -       857
Change in valuation allowance       (1,017)       -         -
All other, net                         158      (78)      (65)
                                  ---------------------------
                                    $2,772   $1,744      $392
                                  ===========================

Significant components of the Company's deferred income tax liabilities and assets at December 31, 1997 and 1996 are as follows:



                                                     1997       1996
                                                  --------------------
Deferred tax liabilities:
  Tax over book depreciation                        $ (595)  $   (326)
  Capitalized software development costs              (530)      (262)
  Other, net                                          (226)      (357)
                                                    -----------------
Total deferred tax liabilities                      (1,351)      (945)
Deferred tax assets:
Accounts receivable, principally due
    to allowance for doubtful accounts                 297         48
  Paid time-off accrual                                229          -
  Net operating loss carryforwards                     858      1,017
  Other, net                                            15          -
                                                    -----------------
Total deferred tax assets                            1,399      1,065
  Less valuation allowance                               -     (1,017)
                                                    -----------------
Net deferred tax assets                              1,399         48
                                                    -----------------
Net deferred tax asset (liability)                  $   48   $   (897)
                                                    =================

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

A summary of common stock option activity, and related information for the years ended December 31 follows:


                                               1997                             1996                             1995
                                   ------------------------------------------------------------------------------------------------
                                             WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                   OPTIONS   EXERCISED PRICE        OPTIONS   EXERCISED PRICE        OPTIONS   EXERCISED PRICE
                                   ------------------------------------------------------------------------------------------------
Outstanding at beginning of year  2,049,353       $  6.13          1,264,353       $  2.27            888,452          $ 1.32
Granted                             386,043         19.99            808,265         12.07            432,794            4.10
Exercised                          (153,329)         4.26             (4,158)         3.01                  -               -
Forfeited                          (131,355)        10.73            (19,107)         2.43            (56,892)           1.39
                                  ---------                        ---------                        ---------
Outstanding at end of year        2,150,712       $  8.45          2,049,353       $  6.13          1,264,353          $ 2.27
                                  =========                        =========                        =========
Exercisable at end of year        1,138,793       $  3.88            999,599       $  2.48            887,000          $ 2.37
Weighted-average fair value of                                     =========                        =========
  options granted during the year                 $  6.98                          $  4.52                             $  .35

Exercise prices for options outstanding at December 31, 1997 are as follows:


        NUMBER OF OPTIONS     RANGE OF EXERCISE
                              PRICES
        -----------------     ---------------------
              756,735         $  .003   -    $ 1.33
              483,872           2.57    -      8.00
              715,758          10.67    -     19.92
              181,973          22.09    -     29.63
               12,374          30.25    -     31.50
            ---------
            2,150,712         $ .003    -    $31.50
            =========

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense net of related pro forma tax benefits over the options' vesting period. The Company's pro forma information follows:



                                          1997       1996         1995
                                      --------------------------------
Pro forma net income (loss)             $1,185     $2,270     $(1,920)
Pro forma earnings (loss) per share:
  Basic                                 $ 0.14     $ 0.31     $ (0.40)
  Diluted                               $ 0.12     $ 0.26     $ (0.40)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not representative of future pro forma amounts.

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split:



                                               YEARS ENDED DECEMBER 31
                                              1997      1996      1995
                                            -----------------------------
Numerator:
  Net income (loss)                         $  2,154    $2,567    $(1,890)
                                            =============================
Denominator:
  Denominator for basic earnings
      per share - weighted average shares      8,770     7,432      4,805
  Stock options                                1,361     1,216          -
                                            -----------------------------
Denominator for diluted earnings
  per share - adjusted weighted
  average shares and assumed
  conversions                                 10,131     8,648      4,805
                                            =============================
Basic earnings (loss) per share             $  0.25     $ 0.35    $ (0.39)
                                            =============================
Diluted earnings (loss) per share           $  0.21     $ 0.30    $ (0.39)
                                            =============================

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

                                        THREE MONTHS ENDED                  YEAR ENDED
                         --------------------------------------------------------------
                         MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                           1997       1997        1997         1997  *       1997  *
                                                               RESTATED      RESTATED
                         --------------------------------------------------------------
Net revenues                $9,699   $11,095        $13,559       $15,364       $49,717
Gross profit                 7,247     8,387         10,463        11,344       $37,441
Operating expenses           5,892     6,767          7,960        13,369       $33,988
Operating income (loss)      1,355     1,620          2,503        (2,025)      $ 3,453
Net income (loss)              906     1,199          1,890        (1,841)      $ 2,154
Earnings per share
  Basic                        .12       .15            .20         ( .19)          .25
  Diluted                      .10       .13            .17         ( .19)          .21

     * Includes acquisition costs of $5,057 for write-off of in-process technology and transaction expenses, offset by the reversal of previously established deferred tax valuation allowance of $975.

16. RESTATEMENT

The Company has restated its 1997 financial statements to reflect the modification of methods used to value acquired in-process research and development recorded and written off in connection with the Company's November, 1997 acquisition of Rosetta Technologies, Inc. The revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that gives explicit consideration to the SEC Staff's views on in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants.

The in-process research and development charge was reduced from $5.6 million to $1.7 million resulting in an increase to intangible assets of $3.9 million. As a result, an additional amortization expense of $63,000 was recorded during the fourth quarter of 1997.

The effect of the restatement related to acquired in-process technology in the following table presents the impact on the Company's results of operations for the year ended December 31, 1997, the quarter ended December 31, 1997 and its financial position at December 31, 1997 (in thousands)


                                                            Year Ended         Quarter Ended
                                                         December 31, 1997    December 31, 1997
Results of Operations:
  Income before income taxes and minority
    interest as previously reported                             $ 1,124            $(5,461)
  Adjustment related to acquired in-process technology            3,851              3,851

                                                                -------            -------
  Restated                                                      $ 4,975            $(1,610)
                                                                =======            =======

Net loss as previously reported                                 $(1,697)           $(5,692)
  Adjustment related to acquired in-process technology            3,851              3,851


                                                                -------            -------
  Restated net income                                           $ 2,154            $ 1,841
                                                                =======            =======


Earnings(loss) per share:
  As previously reported                                        $ (0.19)           $ (0.59)
  Adjustment related to acquired in-process technology             0.40               0.40

                                                                -------            -------
  Restated earnings per share                                   $  0.21            $ (0.19)
                                                                =======            =======


                                                         December 31, 1997

Financial Position:
  Goodwill as previously reported                               $ 1,212
  Adjustment related to acquired in-process technology            3,851

                                                                -------
  Restated                                                      $ 5,063
                                                                =======


  Retained earnings(deficit), as previously reported            $(1,550)
  Adjustment related to acquired in-process technology            3,851

                                                                -------
  Restated                                                      $ 2,301
                                                                =======

The adjustment results from the decrease in the value assigned to acquired in-process technology and the increased amortization of goodwill.

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

ADRIAN SANNIER, PH.D., 36
Vice President and General Manager, of Interactive Division

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



                           SUMMARY COMPENSATION TABLE


                                                                              LONG TERM
                                                                              COMPENSATION
                                                                              ------------
                                                                               NUMBER OF
                                                 ANNUAL COMPENSATION           SECURITIES
                                              ------------------------         UNDERLYING              ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR  SALARY ($)       BONUS ($)      OPTIONS           COMPENSATION ($)
---------------------------                ----  ----------    ------------  --------------        ----------------
Matthew M. Rizai                           1997     235,000        28,000(1)            -             6,404(2)
  Chief Executive Officer,                 1996     180,000             -          60,000             5,805(2)
  President and Treasurer                  1995     150,000        70,000         105,000            14,623(2)

Martin J. Vanderploeg                      1997     235,000        28,000(1)            -             6,404(3)
  Executive Vice President                 1996     180,000             -          60,000             5,683(3)
                                           1995     150,000        75,000         105,000             3,000(3)

Michael J. Jablo                           1997     363,777(4)          -(1)            -             2,398(5)
  Vice President of Software               1996     170,776(4)     25,000          18,000             2,308(5)
  Sales and Marketing                      1995      35,873(4)          -          56,250                 -

Jamie A. Wade                              1997     140,000         6,000(1)            -             1,694(6)
  Vice President of Administration,        1996     120,000         6,000          16,500             1,740(6)
  General Counsel and Secretary            1995      90,000        25,000          19,500               450(6)

Patricia F. Johnson                        1997     109,583        25,000(1)(7)         -            25,364(8)
  Vice President of Human Resources

_____________

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

                                                         NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                           OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS AT
                     SHARES ACQUIRED        VALUE             YEAR-END (#)         FISCAL YEAR-END ($)(1)
                                                       --------------------------  --------------------------
NAME                 ON EXERCISE (#)     REALIZED ($)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----              ---------------------  ------------  -----------  -------------  -----------  -------------
Matthew M. Rizai                 -                -      399,516       54,000       11,076,636     976,500
Martin J. Vanderploeg            -                -      399,516       54,000       11,076,636     976,500
Michael J. Jablo                 -                -       38,250       36,000        1,018,500     845,250
Jamie A. Wade                7,500          222,500       23,944       27,055          646,822     690,678
Patricia F. Johnson              -                -        6,000       24,000           95,000     380,000

___________

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



                                                                     SHARES             PERCENTAGE
                                                                  BENEFICIALLY         BENEFICIALLY
NAMED EXECUTIVE OFFICERS AND DIRECTORS                               OWNED               OWNED (1)
--------------------------------------                        --------------------  --------------------
Matthew M. Rizai (2)........................................          867,154                8.45%
Martin J. Vanderploeg (3)...................................          867,154                8.45%
Michael Crow (4)............................................           75,498                 *
Michael J. Jablo (5)........................................           41,250                 *
Jamie A. Wade (6)...........................................           39,793                 *
Laurence J. Kirshbaum (7)...................................            8,625                 *
Patricia F. Johnson (7).....................................            6,000                 *
All directors and executive officers as a group (12 persons)        3,068,976               28.36%

OTHER 5% STOCKHOLDERS
---------------------
Jeff D. Trom (8)............................................          652,776                6.61%
AMVESCAP PLC (9)............................................          631,800                6.41%
FMR Corp. (10)..............................................          624,450                6.33%
Dresdner RCM Global Investors LLC (11)......................          577,500                5.86%

________________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        The following consolidated financial statements of Engineering Animation, Inc. and its subsidiaries are included in Part II of the Company's 10-K/A-2 filed March 1, 1999:

                         Page
                         ----
        Report of Ernst & Young LLP ......................................  33

        Report of Arthur Andersen LLP ....................................  34

        Consolidated Balance Sheets - December 31, 1997 and 1996 .........  35

        Consolidated Statements of Operations - years ended
        December 31, 1997, 1996 and 1995 .................................  36

        Consolidated Statements of Stockholders' Equity - years
        ended December 31, 1997, 1996 and 1995 ...........................  37

        Consolidated Statements of Cash Flows - years ended
        December 31, 1997, 1996 and 1995 .................................  38

        Notes to Consolidated Financial Statements .......................  39

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

    10.26 Employment Agreement by and between the Company and Michael Barry, dated as of November 26, 1997+ ++

    10.27   Employment Agreement by and between the Company and Patricia
            F. Johnson, dated as of December 26, 1996+ ++

    10.28   Employment Agreement by and between the Company and Jerome
            M. Behar, dated as of May 2, 1997+ ++

    10.29 Employment Agreement by and between the Company and Adrian Sannier, dated as of January 18, 1996+ ++

    21.1    Subsidiaries of the Company++

    23.1    Consent of Ernst & Young LLP

    23.2    Consent of Arthur Andersen LLP

    27.1 Financial Data Schedule for fiscal year ended December 31, 1997 (filed only in electronic format)

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 1999.

                                 ENGINEERING ANIMATION, INC.

                                 By: /s/  Jerome M. Behar
                                    ---------------------------
                                    Jerome M. Behar
                                    Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 1999 by the following persons on behalf of the Registrant in the capacities indicated.



          Signature                   Title
          ---------                   -----

/s/ Matthew M. Rizai
------------------------------     Chairman, Chief Executive Officer,
Matthew M. Rizai                   President, Treasurer and Director
                                   (Principal Executive Officer)

/s/ Martin J. Vanderploeg
------------------------------     Executive Vice President and Director
Martin J. Vanderploeg


/s/ Jerome M. Behar
------------------------------     Vice President of Finance (Principal
Jerome M. Behar                    Financial and Accounting Officer)

/s/ Jamie A. Wade
------------------------------     Vice President of Administration,
Jamie A. Wade                      General Counsel, Secretary and Director

/s/ Michael Crow
------------------------------     Director
Michael Crow

/s/ Laurence J. Kirshbaum
------------------------------     Director
Laurence J. Kirshbaum

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------

 23.1                          Consent of Ernst & Young LLP

 23.2                          Consent of Arthur Andersen LLP

 27                            Financial Data Schedules