Form 10-Q/A
period 1998-03-31
ENGINEERING ANIMATION INC
filed 1999-03-03
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               __________________

                                 FORM 10-Q/A-1

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

                                 FORM 10-Q/A-1

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          ENGINEERING ANIMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                ===============================
                                                                 Restated           Restated
                                                                 March 31,         December 31,
                                                                   1998               1997
                                                                -------------------------------
ASSETS                                                          (Unaudited)          (Note)
Current assets:
  Cash and cash equivalents                                       $ 17,351             $24,892
  Short-term investments                                            20,877              15,406
  Accounts receivable:
    Billed                                                          13,741              15,617
    Unbilled                                                         8,337               6,321
  Deferred income taxes                                                701                 701
  Prepaid expenses                                                   1,612               1,554
                                                                  --------             -------
    Total current assets                                            62,619              64,491

Property and equipment, net                                         12,934              11,394

Other assets:
  Note receivable                                                    1,408               1,408
  Software development costs, net                                    1,355               1,396
  Goodwill and developed technology, net                             4,789               5,063
  Other                                                                476                 602
                                                                  --------             -------
    Total assets                                                  $ 83,581             $84,354
                                                                  ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  3,608             $ 2,885
  Accrued compensation and other accrued expenses                    2,888               4,416
  Deferred revenue                                                   2,433               2,546
  Current portion of long-term debt and lease obligations              155                 176
                                                                  --------             -------
    Total current liabilities                                        9,084              10,023

Long-term debt and lease obligations due after one year              1,417               1,495
Deferred income taxes                                                  455                 653

Stockholders' equity                                                72,625              72,183
                                                                  --------             -------
    Total liabilities and stockholders' equity                    $ 83,581             $84,354
                                                                  ========             =======

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

                          ENGINEERING ANIMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                  ============================
                                                  Three months ended March 31,
                                                      1998               1997
                                                    Restated
                                                  ----------------------------
Net revenues:
  Software products                                $ 10,232            $ 5,072
  Interactive products                                5,564              4,627
                                                   --------            -------
Total revenues                                       15,796              9,699

Cost of revenues                                      3,909              2,452
                                                   --------            -------
Gross profit                                         11,887              7,247

Operating expenses:
  Sales and marketing                                 4,478              3,193
  General and administrative                          2,013              1,284
  Research and development                            2,347              1,401
  Acquisition costs and non-recurring expenses        4,524                 14
                                                   --------            -------
Total operating expenses                             13,362              5,892
                                                   --------            -------

Income (loss) from operations                        (1,475)             1,355

Other income, net                                       555                225
                                                   --------            -------
Income (loss) before income taxes
 and minorty interest                                  (920)             1,580

Income tax expense (benefit)                           (274)               616
                                                   --------            -------

Net income (loss) before minority interest             (646)               964

Minority Interest                                         -                (58)
                                                   --------            -------
Net income (loss)                                  $   (646)           $   906
                                                   ========            =======
Earnings (loss) per share:

  Basic                                            $  (0.07)           $  0.12
                                                   ========            =======

  Diluted                                          $  (0.07)           $  0.10
                                                   ========            =======

  Weighted average shares outstanding                 9,881              7,864
                                                   ========            =======

  Weighted average shares outstanding
   and assumed conversion                             9,881              9,159
                                                   ========            =======

See accompanying notes.

                          ENGINEERING ANIMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                              ============================
                                                              Three months ended March 31,
                                                                 1998               1997
                                                              ---------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $   (916)           $   376

INVESTING ACTIVITIES
Purchases of property and equipment                              (2,120)            (1,088)
Development of software                                             (96)              (250)
Maturities of marketable securities                              11,525              2,417
Purchases of marketable securities                              (16,996)                 -
                                                              ---------           --------
   Net cash provided by (used in) investing activities           (7,687)             1,079

FINANCING ACTIVITIES
Decrease in restricted cash                                          72                 71
Payments on long-term debt                                          (99)               (85)
Net proceeds from issuance of common stock                        1,089                 18
                                                              ---------           --------
   Net cash provided by financing activities                      1,062                  4
                                                              ---------           --------
   Net increase (decrease) in cash and cash equivalents          (7,541)             1,459

Cash and cash equivalents at beginning of period                 24,892             10,786
                                                              ---------           --------
Cash and cash equivalents at end of period                     $ 17,351            $12,245
                                                              =========           ========

See accompanying notes.

                          ENGINEERING ANIMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1997 Form 10-K/A-2 as filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

Restatement

     The Company has restated its financial statements for the first quarter of 1998 to reflect the modification of methods used to value acquired in-process research and development recorded and written off in connection with the Company's November, 1997 acquisition of Rosetta Technologies, Inc. The revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that gives explicit consideration to the SEC Staff's views on in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants.

     The in-process research and development charge was reduced from $5.6 million to $1.7 million resulting in an increase to intangible assets of $3.9 million. As a result, an additional amortization expense of $198,000 was recorded during the first quarter of 1998.

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

COST OF REVENUES

The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. The Company's cost of revenues increased 59% to $3.9 million for the three months ended March 31, 1998 from $2.5 million for the three months ended March 31, 1997, primarily due to expanded software product sales, software product development contracts, and development costs for interactive products. The Company's cost of revenues as a percentage of revenues remained constant at 25% for the three months ended March 31, 1998 and 1997.

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

General and administrative. General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees and other costs. General and administrative expenses increased 57% to $2.0 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997, primarily a result of increased administrative staff and related costs. General and administrative expenses remained constant at 13% of total revenues for the three months ended March 31, 1998 and 1997.

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

Acquisition costs and non-recurring expenses.   In the first quarter of 1998,
EAI formed strategic partnerships with General Electric Corporate Research and Development and Hewlett-Packard Company to license technology to incorporate into EAI's VisProducts. Both agreements are accounted for as non-recurring charges to purchased technology expense in the first quarter of 1998 in the aggregate amount of $4.2 million.

Goodwill and developed technology amortization was $274,000 in the first quarter of 1998.

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

For a more complete discussion of other risk factors affecting the Company, see the Company's 1997 Form 10-K/A-2.

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

                                        Votes for     Votes against    Abstain
                                        ---------     -------------    -------
(1)  Election of director:

        Martin J. Vanderploeg           7,404,093              -       84,974
        Laurence J. Kirshbaum           7,403,707              -       85,360

(2)  Approval of Amendment of the
        Company's  Certificate of
        Incorporation                   6,155,394      1,322,084       11,589

(3)  Ratification of the appointment
     of Ernst & Young LLP as auditors   7,469,507         12,827        6,733

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


Date: March 3, 1999                         ENGINEERING ANIMATION, INC.
     -------------------                    (Registrant)


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

3.3       Certificate of Amendment to Certificate of Incorporation *

27.       Financial Data Schedule


-----------
* Previously filed.