Form 10-Q/A
period 1998-06-30
ENGINEERING ANIMATION INC
filed 1999-03-03
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

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


         INDICATE BY CHECK (X) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

        (1)      YES     X                  NO
                       -----                    -----

        (2)      YES     X                  NO
                       -----                    -----


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


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ENGINEERING ANIMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             ----------------------------
                                                              Restated         Restated
                                                              June 30,       December 31,
                                                                1998            1997
                                                             ------------   -------------
ASSETS                                                        (Unaudited)       (Note)
Current assets:
    Cash and cash equivalents                                  $14,393         $24,892
    Short-term investments                                      17,280          15,406
    Accounts receivable:
       Billed                                                   17,051          15,617
       Unbilled                                                 11,504           6,321
    Deferred income taxes                                          701             701
    Prepaid expenses                                             1,917           1,554
                                                               -------         -------

       Total current assets                                     62,846          64,491

Property and equipment, net                                     14,571          11,394

Other assets:
    Note receivable                                              1,408           1,408
    Software development costs, net                              1,384           1,396
    Goodwill and developed technology, net                      12,274           5,063
    Deferred income taxes                                          652            --
    Other                                                        1,624             602
                                                               -------         -------

       Total assets                                            $94,759         $84,354
                                                               =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $ 5,123         $ 2,885
    Accrued compensation and other accrued expenses              4,450           4,146
    Deferred revenue                                             1,641           2,546
    Current portion of long-term debt and lease obligations        165             176
    Income taxes payable                                         1,368             270
                                                               -------         -------
       Total current liabilities                                12,747          10,023

Long-term debt and lease obligations due after one year          1,517           1,495
Deferred income taxes                                             --               653

Stockholders' equity                                            80,495          72,183
                                                               -------         -------

       Total liabilities and stockholders' equity              $94,759         $84,354
                                                               =======         =======


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                  ---------------------------    --------------------------
                                                  Three months ended June 30,    Six months ended June 30,
                                                      1998          1997             1998         1997
                                                    Restated                      Restated
                                                  ------------   ------------    ------------  ------------
 Net revenues:
     Software products                              $ 11,891       $  5,901         $ 22,123    $ 10,973
     Interactive  products                             6,024          5,194           11,588       9,821
                                                    --------       --------         --------    --------

Total revenues                                        17,915         11,095           33,711      20,794

Cost of revenues                                       4,811          2,708            8,720       5,160
                                                    --------       --------         --------    --------

Gross profit                                          13,104          8,387           24,991      15,634

Operating expenses:
     Sales and marketing                               4,915          3,587            9,393       6,780
     General and administrative                        2,037          1,542            4,050       2,826
     Research and development                          2,720          1,624            5,067       3,025
     Acquisition costs and non-recurring expenses      2,182             14            6,706          28
                                                    --------       --------         --------    --------

Total operating expenses                              11,854          6,767           25,216      12,659
                                                    --------       --------         --------    --------

Income (loss) from operations                          1,250          1,620             (225)      2,975

Other income, net                                        554            295            1,109         520
                                                    --------       --------         --------    --------

Income (loss) before income taxes
     and minority interest                             1,804          1,915              884       3,495

Income tax expense                                     1,489            706            1,215       1,322
                                                    --------       --------         --------    --------

Net income (loss) before minority interest               315          1,209             (331)      2,173

Minority interest                                       --              (10)            --           (68)

Net income (loss)                                   $    315       $  1,199         $   (331)   $  2,105
                                                    ========       ========         ========    ========

Earnings (loss) per share:
     Basic                                          $   0.03       $   0.15         $  (0.03)   $   0.26
                                                    ========       ========         ========    ========

     Diluted                                        $   0.03       $   0.13         $  (0.03)   $   0.23
                                                    ========       ========         ========    ========

     Weighted average shares outstanding              10,250          8,171           10,066       8,018
                                                    ========       ========         ========    ========

     Weighted average shares outstanding
        and assumed conversion                        11,784          9,557           10,066       9,348
                                                    ========       ========         ========    ========



See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                     -------------------------
                                                                     Six months ended June 30,
                                                                       1998             1997
                                                                     --------         --------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     $ (4,387)        $  1,509

INVESTING ACTIVITIES
Purchases of property and equipment                                    (4,254)          (3,244)
Development of software                                                  (259)            (574)
Maturities of marketable securities                                    32,445           14,500
Purchases of marketable securities                                    (34,318)         (26,100)
Cash acquired in Sense8 transaction                                        79             --
Purchase of other assets                                               (1,178)            --
                                                                     --------         --------
      Net cash used by investing activities                            (7,485)         (15,418)

FINANCING ACTIVITIES
Decrease in restricted cash                                                71              140
Proceeds from long-term debt                                             --                250
Payments on long-term debt and lease obligations                         (303)            (198)
Net proceeds from issuance of common stock and exercise of options      1,602           26,688
Foreign currency translation loss                                           3             --
                                                                     --------         --------
      Net cash provided by financing activities                         1,373           26,880
                                                                     --------         --------

      Net increase (decrease) in cash and cash equivalents            (10,499)          12,971

Cash and cash equivalents at beginning of period                       24,892           10,786
                                                                     --------         --------

Cash and cash equivalents at end of period                           $ 14,393         $ 23,757
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

Restatement

         The Company has restated its financial statements for the second quarter of 1998 to reflect the modification of methods used to value acquired in-process research and development recorded and written off in connection with the Company's November, 1997 acquisition of Rosetta Technologies, Inc. and the Company's June, 1998 acquisition of Sense8 Corporation. The revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that gives explicit consideration to the SEC Staff's views on in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants.

         The in-process research and development charge for Rosetta and Sense8 Corporation were reduced from $5.6 million to $1.7 million, and from $9.1 million to $1.9 million, respectively, resulting in an increase to goodwill and developed technology of $10.6 million. As a result, an additional amortization expense of $196,000 was recorded during the second quarter.

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

         In connection with this acquisition, the Company posted a non-recurring charge for purchased technology, which resulted in additional net expense of $1,918,000, and recorded $4,107,000 of goodwill and $3,642,000 of developed technology. Both are being amortized on a straight-line basis over five years. The following table shows the pro forma consolidated results of operations as if Sense8 had been acquired as of the beginning of the periods presented.


                                 --------------------------------------
                                 Six months ended        Year ended
                                  June 30, 1998       December 31, 1997
                                 ----------------     -----------------
Revenues                          $ 34,322               $ 53,590
Net loss                          $ (3,151)              $ (6,949)
Net loss per share                $  (0.31)              $  (0.78)


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


COST OF REVENUES

The Company's cost of revenues includes cost of production, packaging and distribution costs, royalties and amortization of capitalized software costs. The Company's cost of revenues increased 78% to $4.8 million for the three months ended June 30, 1998 from $2.7 million for the three months ended June 30, 1997, and increased 69% to $8.7 million for the six months ended June 30, 1998 from $5.2 million for the six months ended June 30, 1997, primarily due to expanded software product sales, software product development contracts and development costs for interactive products. The Company's cost of revenues as a percentage of revenues increased to 27% for the three months ended June 30, 1998 from 24% for the three months ended June 30, 1997 and increased to 26% for the six months ended June 30, 1998 compared to 25% for the six months ended June 30, 1997. The increase in cost of revenues as a percentage of revenues was primarily the result of changes in revenue mix which included increased software development contracts in 1998, and the personnel costs associated with those contracts.

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

General and Administrative. General and administrative expenses consist primarily of salaries and facility costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense and other costs. General and administrative expenses increased 32% to $2.0 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997, and increased 43% to $4.1 million for the six months ended June 30, 1998 from $2.8 million for the six months ended June 30, 1997, primarily as a result of increased administrative staff. General and administrative expenses decreased to 11% of total revenues for the three months ended June 30, 1998 from 14% for the three months ended June 30, 1997, and decreased to 12% of total revenues for the six months ended June 30, 1998 from 14% for the six months ended June 30, 1997. The decrease of general and administrative expenses as a percentage of revenues was primarily a result of spreading expenses over higher revenues.

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

Acquisition costs and non-recurring expenses. On June 17, 1998, EAI completed the acquisition of Sense8. In connection with this acquisition, the Company posted a non-recurring charge for purchased technology, which resulted in additional expense of $1,918,000.

Goodwill and developed technology amortization was $538,000 for the six months ended June 30, 1998.

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

PART II.          OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

                  See Item 4 in Part II of the Company's quarterly report Form 10-Q/A-1 for the period ended March 31, 1998.


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

Date: March 3, 1999                       ENGINEERING ANIMATION, INC.
                                          (Registrant)

                                          By:  /s/ Jerome M. Behar
                                               ---------------------------------
                                               Jerome M. Behar
                                               Vice President of Finance and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                INDEX TO EXHIBITS



Exhibit      Description

3.1          Certificate of Incorporation, as amended*

27.          Financial Data Schedule

------------------

*Previously filed