Form 10-Q/A
period 1998-09-30
ENGINEERING ANIMATION INC
filed 1999-03-03
CIK 1005270

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                  FORM 10-Q/A-1

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

                                    -----------

                                 (515) 296-9908
               (Registrant's Telephone Number, Including Area Code)

                                    -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                           No ____

     As of November 6, 1998, there were 11,196,812 shares of the Registrant's $0.01 par value common stock outstanding.

                          ENGINEERING ANIMATION, INC.

                                 FORM 10-Q/A-1

                                     INDEX
                                                                            PAGE
                                                                            ----

PART I...............  FINANCIAL INFORMATION
Item 1...............  Financial Statements

                       Condensed Consolidated Balance Sheets
                       At September 30, 1998 and December 31, 1997           3

                       Condensed Consolidated Statements of Operations
                       For the three and nine months ended September 30,
                       1998 and 1997                                         4

                       Condensed Consolidated Statements of Cash Flows
                       For the nine months ended September 30, 1998 and 1997 5

                       Notes to Condensed Consolidated Financial Statements  6

Item 2...............  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   9

PART II..............  OTHER INFORMATION

Item 6...............  Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                                  15

                          ENGINEERING ANIMATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     -------------  ------------
                                                       Restated       Restated
                                                     September 30,  December 31,
                                                         1998          1997
                                                     -------------  ------------
                                                      (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 17,220       $25,468
  Short-term investments                                  11,889        15,406
  Accounts receivable:
     Billed                                               27,068        18,604
     Unbilled                                             11,997         6,891
  Deferred income taxes                                      701           701
  Prepaid expenses                                         2,203         1,649
                                                        --------       -------
               Total current assets                       71,078        68,719

Property and equipment, net                               18,094        12,598
Other assets:
  Notes receivable                                         1,598         1,524
  Software development costs, net                          1,826         1,396
  Goodwill and developed technology, net                  11,623         5,063
  Deferred income taxes                                    1,665            78
  Other                                                    1,720           725
                                                        --------       -------
               Total assets                             $107,604       $90,103
                                                        ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  4,505       $ 3,123
  Accrued compensation and other expenses                  8,522         5,715
  Deferred revenue                                         2,267         2,965
  Bank debt, current portion of long term debt
    and capital lease obligations                          3,252         1,679
  Income taxes payable                                     3,085           292
                                                        --------       -------
               Total current liabilities                  21,631        13,774

Long term debt and lease obligations due after
  one year                                                 1,592         1,569
Stockholders' equity                                      84,381        74,760
                                                        --------       -------
               Total liabilities and stockholders'
               equity                                   $107,604       $90,103
                                                        ========       =======


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          ENGINEERING ANIMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                 ---------------------     -------------------
                                  Three months ended        Nine months ended
                                     September 30             September 30,
                                    1998         1997        1998        1997
                                 Restated                  Restated
                                 ---------       ----      --------      ----

Net revenues:
  Software products               $20,291      $13,638      $53,182     $33,488
  Interactive products              5,797        4,108       17,385      13,929
                                  -------      -------      -------     -------

Total revenues                     26,088       17,746       70,567      47,417

Cost of revenues                    8,334        5,710       22,927      17,094
                                  -------      -------      -------     -------
Gross profit                       17,754       12,036       47,640      30,323

Operating expenses:
   Sales and marketing              5,890        4,789       16,233      12,249
   General and administrative       2,648        2,326        8,003       6,202
   Research and development         4,436        3,068       12,034       7,873
   Acquisition costs and
   non-recurring expenses           5,685           14       12,391          42
                                  -------      -------      -------     -------
Total operating expenses           18,659       10,197       48,661      26,366
                                  -------      -------      -------     -------
Income (loss) from operations        (905)       1,839       (1,021)      3,957

Interest and other income, net        372          581        1,395       1,079
                                  -------      -------      -------     -------

Income (loss) before income          (533)       2,420          374       5,036
  taxes and minority interest

Income tax expense                  1,571          896        2,809       1,828
                                  -------      -------      -------     -------
Net income (loss) before           (2,104)       1,524       (2,435)      3,208
  minority interest

Minority interest                      --          (51)          --        (119)
                                  -------      -------      -------     -------
Net income (loss)                 $(2,104)     $ 1,473      $(2,435)    $ 3,089
                                  =======      =======      =======     =======
Earnings (loss) per share:
      Basic                       $ (0.19)     $  0.15      $ (0.22)    $  0.34
                                  =======      =======      =======     =======
      Diluted                     $ (0.19)     $  0.13      $ (0.22)    $  0.29
                                  =======      =======      =======     =======
Weighted average shares
  outstanding                      11,166       10,146       10,922       9,216
                                  =======      =======      =======     =======
Weighted average shares
  outstanding and assumed
   conversion                      11,166       11,663       10,922      10,634
                                  =======      =======      =======     =======


See accompanying notes.

                          ENGINEERING ANIMATION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                            (in thousands, unaudited)

                                                 -------------------------------
                                                 Nine months ended September 30,
                                                    1998                 1997
                                                  Restated
                                                  --------             --------
OPERATING ACTIVITIES
Net income (loss)                                 $ (2,435)            $  3,089
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                    4,225                1,604
    Deferred income taxes                             (487)                (505)
    Income tax benefit of stock options                ---                  552
    Write off of purchased in-process
      research and development costs                 1,918                  ---
    Non-cash compensation expense                    1,038                  ---
    Increase in billed accounts receivable          (8,487)              (4,259)
    Increase in unbilled accounts receivable        (5,013)              (2,897)
    Increase in prepaid expenses                      (521)                (968)
    Increase in accounts payable                       240                  799
    Increase in accrued expenses                       403                1,293
    Increase (decrease) in taxes payable             2,793                 (594)
    Increase (decrease) in deferred revenue           (749)                 632
    Minority interest income                           ---                  119
                                                  --------             --------
        Net cash used in operating activities       (7,075)              (1,135)

INVESTING ACTIVITIES
Purchases of property and equipment                 (7,727)              (6,905)
Development of software                               (828)                (947)
Maturities of marketable securities                 44,951               14,500
Purchases of marketable securities                 (41,433)             (38,704)
Other assets                                        (1,373)                 ---
                                                  --------             --------
     Net cash used in investing activities          (6,410)             (32,056)

FINANCING ACTIVITIES
Decrease in restricted cash                             69                  213
Net increase in short term borrowing                 2,473                  680
Proceeds from note receivable                          116                   30
Proceeds from long-term debt                           162                  362
Payments on long-term debt and capital lease
  obligations                                       (1,353)              (1,002)
Net proceeds from exercise of options and warrants   2,017                  375
Net proceeds from issuance of common stock           1,598               29,409
                                                  --------             --------
     Net cash provided by financing activities       5,082               30,067
                                                  --------             --------
     Net decrease in cash and cash equivalents      (8,403)              (3,124)

Foreign currency translation                           155                  (19)

Cash and cash equivalents at beginning of period    25,468               10,916
                                                  --------             --------
Cash and cash equivalent at end of period         $ 17,220             $  7,773
                                                  ========             ========

See accompanying notes.

                          ENGINEERING ANIMATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1997 Annual Report on Form 10-K/A-2 as filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The consolidated financial statements are presented giving retroactive effect to the Company's November 1997 acquisitions of Technology Company Ventures, L.L.C. ("TCV") and Cimtech, Inc. ("Cimtech") which have been accounted for as a pooling of interests.

     Certain prior year financial information has been reclassified to conform to the 1998 financial statement presentation.

Restatement
-----------

     The Company has restated its financial statements for the third quarter of 1998 to reflect the modification of methods used to value acquired in-process research and development recorded and written off in connection with the Company's November, 1997 acquisition of Rosetta Technologies, Inc. ("Rosetta") and the Company's June, 1998 acquisition of Sense8 Corporation ("Sense8"). The revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that gives explicit consideration to the SEC Staff's views on in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants.

     The in-process research and development charge for Rosetta and Sense8 were reduced from $5.6 million to $1.7 million, and from $9.1 million to $1.9 million, respectively, resulting in an increase to goodwill and developed technology of $11.1 million. As a result, an additional amortization expense of $554,000 was recorded during the third quarter.

2.   Acquisitions
     ------------

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

     On June 17, 1998, the Company completed the acquisition of Sense8, a privately-held company in Mill Valley, California. This acquisition was accounted for using the purchase method. The Company issued approximately 158,000 shares of its common stock valued at approximately $7.0 million in exchange for all of the outstanding preferred and common stock of Sense8 and assumed Sense8's net liabilities of approximately $2.4 million. In connection with this acquisition, the Company posted a non-recurring charge for purchased technology, which resulted in additional net expense of $1.9 million, and recorded $4.1 million of goodwill and $3.6 million of developed technology. Both are being amortized on a straight-line basis over five years. The following table shows the pro forma consolidated results of operations as if Sense8 had been acquired as of the beginning of the period presented.


(in thousands, except per share data)             Nine months ended
                                                  September 30, 1998
                                                  ------------------
Revenues                                          $           71,178
Net loss                                          $           (5,255)
Net loss per share                                $            (0.48)


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.   Public Offerings
     ----------------

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

4. Stock Split
   -----------

     The Company completed a three-for-two stock split in the form of a stock dividend paid to stockholders of record as of February 12, 1998. Accordingly, all share, per share, weighted average share and stock option information has been restated to reflect the split.

5. Earnings Per Share
   ------------------

     The following table sets forth the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split:

                                                   --------------------------------  --------------------------------
(in thousands, except per share data)              Three months ended September 30,   Nine months ended September 30,
                                                       1998              1997              1998             1997
                                                   -------------   ----------------  ----------------  --------------
Numerator:
   Net income (loss)                               $      (2,104)  $          1,473  $         (2,435) $        3,089
                                                   =============   ================  ================  ==============

Denominator
   Denominator for basic earnings per share-
      weighted average shares                             11,166             10,146            10,922           9,216
   Stock options                                              --              1,517                --           1,418
                                                   -------------   ----------------  ----------------  --------------

Denominator for diluted earnings per share-
   adjusted weighted average shares and
   assumed conversion                                     11,166             11,663            10,922          10,634
                                                   -------------   ----------------  ----------------  --------------
Basic earnings (loss) per share                    $       (0.19)  $           0.15  $          (0.22) $         0.34
                                                   =============   ================  ================  ==============
Diluted earnings (loss) per share                  $       (0.19)  $           0.13  $          (0.22) $         0.29
                                                   =============   ================  ================  ==============

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

General and Administrative. General and administrative expenses consist primarily of personnel costs for administrative, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees, depreciation and amortization expenses and other costs. The Company's general and administrative expenses increased 14% to $2.6 million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997, and increased 29% to $8.0 million for the nine months ended September 30, 1998 from $6.2 million for the nine months ended September 30, 1997, primarily a result of increased administrative staff. General and administrative expenses decreased to 10% of total revenues for the three months ended September 30, 1998 compared to 13% for the three months ended September 30, 1997 and decreased to 11% of total revenues for the nine months ended September 30, 1998 from 13% for the nine months ended September 30, 1997. The decrease of general and administrative expenses as a percentage of revenues was primarily a result of spreading expenses over higher revenues.

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

Acquisition costs and non-recurring expenses. On September 22, 1998, the Company completed the acquisitions of Variation Systems Analysis, Inc. ("VSA") and Transom Technologies, Inc.

("Transom"). In connection with these September 1998 transactions, the Company posted a $5.0 million charge for acquisition costs and employee related expenses.

On June 17, 1998, the Company completed the acquisition of Sense8 Corporation ("Sense8"). In connection with this acquisition, the Company posted a non-recurring charge of $1.9 million for in-process purchased technology.

Goodwill and developed technology amortization was $1.2 million for the nine months ended September 30, 1998.

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

The Company is currently evaluating a plan to be implemented by the end of 1998 or early 1999 that would coordinate its Year 2000 efforts Company-wide. This plan will supplement the Y2K efforts the Company has undertaken to date, and will encompass the Company's recent acquisitions. The plan calls for the Company to continue its identification of its Year 2000 issues and assess the risks these issues pose to IT and non-IT systems, including systems potentially containing embedded chips. The plan also calls for the further identification and assessment of third-party relationships. Based on these assessments, the Company will develop and implement actions to address newly identified risks, if any, which are considered business critical.

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

For a more complete discussion of other risk factors affecting the Company, see the Company's 1997 Annual Report on Form 10-K/A-2.

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

                               INDEX TO EXHIBITS

EXHIBIT DESCRIPTION

2.5 Amended and Restated Agreement and Plan of Merger between the Company and Transom Technologies, Inc., dated as of August 19, 1998 (incorporated herein by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-61567)

2.6 Amended and Restated Agreement and Plan of Merger among the Company, EAI Victory, Inc. and Variation Systems Analysis, Inc., dated as of August 19, 1998 (incorporated herein by reference from the Company's Registration Statement on Form S-4, SEC File No. 333-61569)

3.1 Certificate of Incorporation, as amended*

27. Financial Data Schedule

---------------

* Previously filed