Form 10-K405
period 1998-12-31
ENGINEERING ANIMATION INC
filed 1999-03-03
CIK 1005270

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-27670

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

                                 Title of Class
                     Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of February 5, 1999 was $499,646,524. The number of outstanding shares of registrant's Common Stock as of that date was 11,775,653.

Documents Incorporated by Reference: None
--------------------------------------------------------------------------------

                           ENGINEERING ANIMATION, INC.

                                TABLE OF CONTENTS
                                       TO
                         1998 ANNUAL REPORT ON FORM 10-K


Item                                                                        Page
----                                                                        ----

                                     PART I
1     Business.................................................................3

2     Properties..............................................................13

3     Legal Proceedings.......................................................13

4     Submission of Matters to a Vote of Security Holders.....................13



                                     PART II

5     Market for Registrant's Common Equity and Related Stockholder Matters...14

6     Selected Financial Data.................................................15

7     Management's Discussion and Analysis of Financial Condition and
        Results of Operation..................................................16

7A    Quantitative and Qualitative Disclosures about Market Risk..............31

8     Financial Statements and Supplementary Data.............................32

9     Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................55



                                    PART III

10    Directors and Executive Officers of the Registrant......................56

11    Executive Compensation..................................................62

12    Security Ownership of Certain Beneficial Owners and Management..........65

13    Certain Relationships and Related Transactions..........................67



                                     PART IV

14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.........68

      Signatures..............................................................70



     ERGODFA(R), ERGOFAB(R), ERGOMan(R), ERGOMAS(R), ERGOPlan(R), ERGOPro(R), ERGOSim(R), ERGOTEK(R), FactoryCAD(R), FactoryFLOW(R), FactoryOPT(R), FactoryPLAN(R), Prepare(R), PreVIEW(R), Sense8(R), VisLab(R), VisMockUp(R), VisProducts(R), VisView(R), VSA(R), WorldToolKit(R) and World Up(R) are our or our subsidiaries' registered trademarks. ERGOTime(TM), FactoryBROWSER(TM), FactoryVIEW(TM), Transom(TM), VisFactory(TM), VisNetwork(TM) and World2World(TM) are our or our subsidiaries' trademarks. All other trademarks, brand marks and trade names used in this report are trademarks, brand marks, trade names or registered marks of their respective owners.

                                     PART I

                                     ITEM 1

                                    BUSINESS


         We provide enterprise-wide software solutions for process management, collaboration, communication and analysis. By providing access to product and process data across large organizations and their suppliers, and by providing the solutions to analyze, visualize and manipulate that data, our software helps customers improve product design, lower costs, enhance quality and reduce time to market. Major manufacturers in the automotive, aerospace, heavy equipment and electronics industries use our integrated enterprise-wide solutions across corporate intranets and the Internet. We also offer interactive multimedia products for the games, consumer, education, business training and litigation markets.

         We were incorporated in 1990. Our corporate headquarters are in Ames, Iowa, and we have offices worldwide. We organize our business into two segments
- the Software Division and the Interactive Division.

                                SOFTWARE DIVISION

         Our software solutions improve communication among engineering, manufacturing, marketing, purchasing, sales and support teams and their suppliers, allowing them to work on their processes concurrently. Traditionally, these processes have involved sequential steps by separate internal teams that use disparate data creation and storage systems. Our solutions allow users to view, analyze and communicate data across extended enterprises without extensive training or expensive computer hardware.

         Our software solutions allow seamless integration with:

         o  enterprise resource planning systems;
         o computer-aided design ("CAD"), computer-aided engineering software ("CAE") and computer-aided manufacturing ("CAM") software;
         o  product data and associated product documents;
         o  manufacturing software; and
         o  product data management systems ("PDM").

         In addition, our solutions provide advanced integrated analysis tools for improving the efficiency of product engineering and manufacturing. Our solutions improve product quality while reducing errors, cost and time to market by allowing, for example:

         o communication, collaboration and analysis through a common framework;
         o  management of digital assets across the enterprise;
         o  digital prototyping in place of expensive physical prototypes;
         o visualization of realistic, life-size models for use in concept design; and
         o  simulation of human interaction with digital models.

SOFTWARE PRODUCTS

         Our software products provide companies with enterprise solutions to improve their ability to access, view, analyze and manage all types of product information, including 3D product data, 2D drawings, process information, documents and product structure. Using our software solutions, users can access and visualize product data from any database or data vault in a single integrated environment while communicating in real time. Our software solutions facilitate collaboration throughout an organization, among users in manufacturing, sales, marketing, product support and purchasing as well as with suppliers and others outside the organization. Our solutions leverage our customers' existing investments in CAD and PDM by extending the access to this data to the entire enterprise.

         Our major manufacturing customers use our family of software solutions, which includes the VisProducts and VisFactory software suites. Our VisProducts software suite of product visualization and digital prototyping solutions enables early discovery and communication of design and assembly issues. Our VisFactory software suite of factory layout and design solutions allows for quick design and analysis of an entire factory to maximize its efficiency. Our Software Division also includes a professional services group that provides software consulting and implementation services to customers.

THE VISPRODUCTS SUITE

         Our VisProducts software is used by engineering departments for digital mockup and product simulation, by manufacturing departments for assembly sequencing and factory simulation, by sales and marketing departments for presentations, training and product configuration, and by service departments for interactive maintenance manuals and repair training. Our VisProducts software suite includes VisView, VisMockUp and VisNetwork software as well as immersive visualization, dimensional management, human simulation and ergonomic analysis, and product and process engineering solutions. Our VisProducts software:

         o runs on major hardware platforms, including Windows, Windows NT and Unix;

         o integrates with many of the leading electronic document management and PDM systems, including ENOVIA from Dassault Systemes S.A. (Dassault), EDMS from Documentum, Inc., SherpaWORKS from INSO Corporation, Matrix from MatrixOne, Inc., Metaphase from Structural Dynamics Research Corporation (SDRC), IMAN from Unigraphics Solutions Inc. (Unigraphics Solutions) and CMS PDM from Workgroup Technology Corporation; and

         o integrates directly with CAD/CAE/CAM systems from Dassault, Parametric Technology Corporation (PTC), SDRC and Unigraphics Solutions.


         VISVIEW SOFTWARE SOLUTIONS: Our VisView software solutions allow users to visualize 3D product data and assemblies, 2D drawings, documents and process data. They enable users throughout an organization to access, view and analyze various types of product and process data in a single visual environment. Our VisView software solutions provide an integrated system for intuitive data access on major hardware platforms. Users can navigate to specific product information by clicking on a drawing, 3D model or product structure, or by entering a part number or query. The component architecture of our VisView software allows companies to tailor the user interface and product structure to fit their business needs. This framework offers users the functionality of 2D and 3D visualization delivered in either the VisView interface or in a standard Web browser interface, making VisView software accessible to technical and non-technical users.

         Our VisView software solutions include the following components:


        Component              Function
        ---------              --------

        VisView 2D             Access, view, mark up and measure 2D drawings,
                               images and vector formats

        VisView 3D             Access, view, mark up, measure and interact
                               with 3D product visualizations and their related databases in a single visual environment

        VisView Docs           View and mark up text-based information
                               originating from process,
                               strategic planning and development documentation

        VisView Web Client     Access and deliver drawings and 3D models to the
                               enterprise via a corporate intranet and the Internet

        VisView Configure      Create tailored product structures to
                               meet the needs of individual tasks, such as presenting and comparing product revisions

        VisView Print          Print within PDM environments and integrate
                               third party applications such as word processing and spreadsheet programs

        VisView Convert        Consolidate diverse source data formats
                               into standard archiving formats to save time and reduce network traffic

         VISMOCKUP SOFTWARE SOLUTIONS: Our VisMockUp software solutions extend the 3D visualization and 2D viewing capabilities of our VisView software solutions. Customers can create customized VisMockUp software solutions to meet specific engineering and manufacturing needs by selecting from various component tools. With our VisMockUp solutions, customers have the advantage of using digital prototypes, instead of needing to create costly physical prototypes. This allows customers to analyze large CAD assemblies to avoid design problems early in a product's design phase, leading to improved product design and shortened product development time. As a result, customers have an opportunity to realize cost savings that can generate a competitive advantage.

         Customers use our VisMockUp solutions to address a variety of needs. For example, manufacturing engineers use VisMockUp digital prototyping solutions to simulate and visually evaluate manufacturing and assembly processes. Using the VisMockUp assembly motion-sequencing component, manufacturing engineers can create 3D visual assembly and disassembly paths that are viewable in real time. Motion sequencing allows customers to predict motion, path movement, collision and interference and to use that information to improve the product assembly process. Customers can also use the VisMockUp visual assembly motion-sequencing and playback features to create accurate, easy to understand instructions for assembly and manufacturing personnel.

         Some of the components that make up our customizable VisMockUp software solutions include:


        Component                             Function
        ---------                             --------

        Measurement                           Measure distances on 3D CAD models

        Interference                          Check for collisions when
                                              thousands of parts are set into
                                              motion

        Configure                             Manage multiple versions of a
                                              product's design

        Assembly Motion-Sequencing            Optimize the order in which
                                              products are assembled to minimize
                                              part collision or interference

         Working with our Professional Services Group, we help customers meet other complex needs by developing customized VisMockUp solutions.

         VISNETWORK SOFTWARE SOLUTION: Our VisNetwork solution uses an intranet connection or the Internet to provide a transparent integration between our VisProducts software suite and PDM systems and product databases. Many companies use a PDM system to control information assets while providing access to critical data for use in manufacturing and bringing products to market. VisNetwork software draws data from a variety of sources, including PDM systems and external product databases, and automatically updates and visualizes this data. The software allows users to submit and retrieve drawings, documents and 3D models, register annotations made to VisView or VisMockUp software documents to the appropriate part structure, update revisions and deliver the latest information to other VisView and VisMockUp software users.

         IMMERSIVE VISUALIZATION SOLUTION: Our immersive visualization solution enhances the capabilities of our VisProducts software by facilitating enterprise-wide interaction with life-size product models. This technology enables geographically dispersed design teams, manufacturing entities and supplier networks to interact with each other on a human scale. VisProducts software supports immersive viewing on hardware platforms and PowerWall and CAVE virtual reality environments.

         DIMENSIONAL MANAGEMENT SOLUTION: Our dimensional management solution enables users to reflect manufacturing variations in a final product assembly, resulting in higher quality and lower cost products. Users can design, manufacture and assemble products correctly the first time, significantly reducing manufacturing costs while improving overall quality.

         HUMAN SIMULATION AND ERGONOMIC ANALYSIS SOLUTION: Our human simulation and ergonomic analysis solution is an optional component of our VisProducts software that enables users to consider human factors such as reach and visibility before physical prototypes are constructed. This human modeling and ergonomics technology allows engineers throughout a corporation to design with the human in mind, significantly driving down costs and improving product quality.

         PRODUCT AND PROCESS ENGINEERING SOLUTION: Our product and process engineering solution works directly with our VisProducts and VisFactory software as well as with enterprise resource planning ("ERP",) PDM and CAD/CAE/CAM systems to shorten development time and reduce costs throughout the product production life cycle.

THE VISFACTORY SUITE

         Our VisFactory software suite enables engineers throughout an organization to create, analyze, visualize and simulate factory layouts, thereby reducing factory layout development time and manufacturing costs. With our VisFactory software, users can produce new manufacturing layouts that improve efficiency, productivity and output. The VisFactory software suite uses object-oriented technology that allows users to design and edit factory layouts easily without drawing models. Users can quickly place and connect factory equipment objects and align objects with auto-orientation in a factory layout. Factory models can then be exported into our VisProducts software, providing concurrent design of tooling and products in a factory layout.

         The VisFactory software suite includes the following components:


        Component                  Function
        ---------                  --------

        FactoryCAD                 Optimize the drawing and modification of
                                   factory layouts through the use of 2D/3D parametric factory objects, such as cabinets, containers, conveyors, cranes, fences, mezzanines, racks and rails

        FactoryFLOW                Integrate facility drawings and material flow
                                   paths with production and material handling data to evaluate, compare and recommend alternative designs

        FactoryPLAN                Diagram and score alternative factory designs
                                   using relationships between factors
                                   (supervision, noise and dirt, energy, shared equipment, personnel movement and material flow intensity) as the key measure of layout efficiency

        FactoryOPT                 Create new layouts more quickly using
                                   automatically generated block layouts based on its FactoryPLAN relationship and/or
                                   FactoryFLOW material flow data

        FactoryVIEW                Export factory models into VisProducts
                                   software so that the factory design team, including non-CAD users, can view, pan and zoom on a rendered 3D factory layout model

        FactoryBROWSER             Access factory models visually using a Web
                                   browser, allowing design team members
                                   throughout an enterprise to view the same model

PROFESSIONAL SERVICES

         Our Professional Services Group provides comprehensive consulting and implementation services relating to our products. This group evaluates the existing product data architecture, locates the data residence and determines access to develop a customized integrated solution. This group also makes recommendations for running processes efficiently and implements a training plan to facilitate a smooth deployment. Our consultants are available to help plan, install and configure our software. Additionally, we certify installation and provide the system administrator with the information needed to maintain the visualization environment. This group may implement our software on a department, division or enterprise level.

ACQUISITIONS

         We have made a number of strategic acquisitions over the past two years in order to enhance our comprehensive software solutions. These acquisitions have provided us with real-time 3D and immersive visualization tools, furnished us with 2D document viewing capabilities, increased our professional services capabilities and provided us with human modeling and simulation software. Additionally, these companies have broadened our client base and increased our geographic presence. The companies we have acquired are:

         o DELTA Industrie Informatik GmbH ("DELTA"): In December 1998, we acquired DELTA, which sells products under the names ERGOPlan, ERGOPro, ERGODFA, ERGOTEK, ERGOMAS, ERGOTime, ERGOMan, ERGOSim and ERGOFAB. These products enable manufacturing customers to efficiently design the production process by analyzing the cost and time required to complete each phase of the manufacturing process. These product and process engineering software solutions work directly with our VisProducts and VisFactory software as well as ERP, PDM and CAD/CAE/CAM systems to shorten product development time and reduce costs throughout the product production life cycle.

         o Variation Systems Analysis, Inc. ("VSA"): In September 1998, we acquired VSA, which performs dimensional management consulting and software sales. VSA software products include VSA-3D and VSA-GDT for 3D simulation of manufacturing and assembly variation in the digital manufacturing environment. VSA's dimensional management software and consulting services, which we are integrating with our VisProducts suite, help manufacturers improve quality, reduce costs and reduce time -to market of complex product assemblies.

         o Transom Technologies, Inc. ("Transom"): In September 1998, we acquired Transom, whose flagship product was sold under the name Transom Jack. We are incorporating the Jack technology into our VisProducts software to provide an integrated enterprise solution that encompasses human ergonomics in design, manufacturing and maintenance applications. We have delivered these integrated solutions to some of our major customers. Using the Jack software, our customers can consider human factors such as reach and visibility before constructing physical prototypes.

         o Sense8 Corporation ("Sense8"): In June 1998, we acquired Sense8, a developer and distributor of interactive, real-time 3D and immersive visualization tools and applications sold under the names WorldToolKit, World2World and World Up. We are incorporating Sense8's technology into our VisProducts software to create immersive visualization solutions, and have delivered completed solutions to some of our major customers. These solutions will allow entire project teams to use a common user interface to visualize and collaborate on production-size models and resolve product design issues.

         o Rosetta Technologies, Inc. ("Rosetta"): In November 1997, we acquired Rosetta, a developer of interactive product data access and viewing solutions sold under the names PreVIEW and Prepare. We have incorporated Rosetta's products and technologies into our VisProducts software to enhance the VisView product.

         o Cimtech, Inc. ("Cimtech"): In November 1997, we acquired Cimtech, which developed factory layout and design software sold under the names FactoryCAD, FactoryFLOW, FactoryPLAN and FactoryOPT. We have integrated the Cimtech software into our software solutions to create the VisFactory suite.

         In addition to acquiring these companies, we licensed visualization technology in the first quarter of 1998 from General Electric Corporate Research and Development (GE CRD) and collaboration software technology from Hewlett-Packard Company (Hewlett Packard). We have formed a joint development team with GE CRD and are integrating GE CRD's technology into our product visualization software. We have also agreed to develop future collaboration technologies with Hewlett Packard.

         We also worked with Hewlett Packard to co-develop DirectModel, a cross-platform application development toolkit that allows programmers to write custom applications to manipulate large CAD/CAE/CAM models. In addition to being incorporated in Microsoft's DirectX multimedia framework, DirectModel is incorporated in our product visualization and digital prototyping software products.

MARKETING AND DISTRIBUTION

         We market and sell our software products through a variety of channels, including our own sales force and third-party distributors. We also use bundling and distribution agreements with hardware companies such as Hewlett Packard and software companies such as SDRC and Unigraphics Solutions. In recent years, we expanded our direct sales and marketing operations in North America and Europe and added additional distributors in Asia. Acquisitions also helped us to expand our presence in North America, the United Kingdom and Germany. We also maintain sales offices in France, Italy and Malaysia. We intend to increase our global presence by hiring additional staff, opening additional sales offices and pursuing additional distributors for our products.

INTERNATIONAL ACTIVITIES

         In 1998, 1997 and 1996, we derived approximately 22%, 18% and 17% of our revenues from sales to end-user customers outside the United States. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors - Company Risks - We Face Risks Associated With Our International Business" and "Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - International Operations" contain additional information about our international activities.

COMPETITION

         We believe that the main competitive factors for product and process visualization software are high speed, real-time graphics capabilities, multiple ERP, PDM as well as CAD/CAE/CAM interfaces, hardware platform independence, distributed database capabilities and Internet/intranet communication. Although we believe we have a technological advantage over potential competitors in these markets, maintaining an advantage will require continuing investments in research and development, sales and marketing.

         We have yet to face significant direct competition in the markets in which we offer software solutions. Large computer companies and companies competing in the PDM and CAD/CAE/CAM or virtual reality software markets, however, are beginning to offer products with similar functionality to some of our solutions. We believe that we have significant technical and marketing advantages relative to these products.

         "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors Company Risks - We May Face Significant Competition in Both of Our Divisions - Software Products" contains additional information about competition.

                              INTERACTIVE DIVISION

         We develop, produce and sell a variety of interactive multimedia products. From our early success in developing these products for litigation support, we have expanded our client base to include educational book publishers, leading computer game publishers, toy companies, museums and pharmaceutical and medical device manufacturers.

INTERACTIVE PRODUCTS

         We develop high quality interactive products that exploit the visualization capabilities of multimedia personal computers. We deliver our interactive products on CD-ROMs, through the Internet and through other media. These interactive software products combine 3D technology, Internet communication, text, animated color graphic images, music and digitized speech into entertainment, educational and information based programs. Due to high production costs, interactive CD-ROM software products traditionally have provided only 2D and limited 3D interaction. Utilizing our proprietary technology, databases of anatomical and engineering data and our library of animation assets, we can reduce the time and cost required to produce interactive software products containing extensive 3D animations and interaction.

         We produce highly realistic 3D animations for use in interactive software products for academic and consumer markets as well as 3D animations for business. Our interactive products provide ready access and ease of use while simultaneously increasing the speed, quality, detail and accuracy of 3D animations. One key attribute of our solutions is our reliance on our proprietary 3D visualization software products to improve the speed and capability of our custom animation and interactive software products. For example, the Company's VisLab animation software is used in the production of interactive software and custom animation products, enabling cost-effective and fast production. The use of our proprietary game engines increases the quality of our end products, while reducing production time.

         We also produce 3D animations and multimedia presentations for use in litigation. Expert witnesses use the visual presentations we produce to analyze, prepare and explain their findings and opinions to judges and juries. We produced a number of interactive games for release under various labels in 1998, including:


          Disney Interactive                A Bug's Life Active Play

          Hasbro Interactive                Clue:  Murder at Boddy Mansion
                                            Outburst
                                            Small Soldiers: Globotech Design Lab

          IBM/Crayola                       20,000 Leagues Under Sea
                                            Gulliver's Travels
                                            Trojan Horse
                                            Cool Critters
                                            Amazing Animals

          K'NEX                             The Lost Mines: The Adventure Begins

          Sierra On-Line                    Trophy Buck

          SouthPeak Interactive             Back to the Drawing Board
                                              (based on Steven Spielberg
                                              Presents  Pinky and the Brain)
                                            Home Tweet Home
                                              (based on Warner Bros. Looney
                                              Tunes characters)
                                            On Location
                                              (based on Steven Spielberg
                                              Presents Animaniacs)
                                            Duckbumps
                                              (based on Warner Bros. Looney
                                              Tunes characters)

         In 1998, we also produced a number of interactive educational products published under various labels, including the following:


             Elsevier Science                  Encyclopedia of Neuroscience

             McGraw Hill Higher                Biology I (Mader)
               Education                       Biology II  (Lewis)
                                               Biology for Majors
                                               History
                                               Journey Through Geology
                                               Mechanical Engineering
                                               Psychology I  (Smith)
                                               Psychology II  (Lahey)
                                               Psychology III  (Sodorow)

             McGraw Hill                       Medical Genetics
               Professional

             Williams & Wilkins                USMLE I and II
                                                 (review aids for the U.S.
                                                 Medical Licensing Exam)

         In addition to CD-ROM produced for publishers, we created products for customers who distributed these products in other ways. For example, we produced ConocoLand, an interactive CD-ROM that Conoco used as a corporate communications tool during its initial public offering. As another example, in 1998 we produced 3D computer-generated illustrations for David Kirk's new children's book, Nova's Ark, to be released in the spring of 1999.

MARKETING AND DISTRIBUTION

         We develop interactive multimedia software products for the product publishers in exchange for a development fee. Our direct sales force markets our interactive products to publishers. We rely upon our publisher customers for the marketing and sale of interactive products to the ultimate purchaser. Following the distribution of the product by the publisher, we may be entitled to receive a royalty based on the publisher's sales of the product.

         We also market interactive software products to numerous commercial customers for use in training, development or promotional activities. Our direct sales force markets and sells interactive products for commercial use. We also create interactive products on a custom basis, which we distribute directly to commercial customers, such as law firms and pharmaceutical companies that use 3D graphics and animation as a communication tool.

COMPETITION

         The interactive software markets are intensely competitive. The main competitive factors in the consumer and educational markets include product content and animation quality, production speed, distribution capabilities and price. The main competitive factors in the biomedical, corporate communications, litigation and entertainment markets include product quality, accuracy, time to market and price.

         Our highly educated staff and our proprietary databases of animations and models enable us to quickly produce interactive software products with high quality content. We team with strategic partners who are leaders in the publishing field, enabling us to leverage established distribution networks.

         "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors Company Risks - We May Face Significant Competition in Both of Our Divisions - Interactive Products" contains additional information about competition.

                             ADDITIONAL INFORMATION


        INDUSTRY SEGMENTS          Notes to Consolidated Financial
                                   Statements - Note 1. Summary of Significant
                                   Accounting Policies - Segment Information


                                   Notes to Consolidated Financial Statements -
                                   Note 15. Segment Information

        ACQUISITIONS               Management's Discussion and Analysis of
                                   Financial Condition and Results of Operation
                                   - Overview


                                   Management's Discussion and Analysis of
                                   Financial Condition and Results of Operation
                                   - Acquisition Costs and Non-Recurring
                                   Expenses


                                   Management's Discussion and Analysis of
                                   Financial Condition
                                   and Results of Operation - Risk Factors -
                                   Company Risks - Failure to Integrate Acquired Businesses Could Harm Our Business


                                   Notes to Consolidated Financial Statements -
                                   Note 2. Acquisitions

        RESEARCH AND DEVELOPMENT   Management's Discussion and
                                   Analysis of Financial Condition and Results of Operation - Research and Development

        KEY CUSTOMERS              Management's Discussion and Analysis of
                                   Financial Condition and Results of Operation
                                   - Risk Factors - Company Risks - Decreased
                                   Sales to a Key Customer or Industry Could
                                   Harm Our Business


                                   Notes to Consolidated Financial Statements -
                                   Note 13. Major Customers


                               PROPRIETARY RIGHTS

         We have a significant proprietary base of visualization technology. This proprietary technology includes a library of animation assets, engineering and biomedical databases and proprietary hardware rendering algorithms. Our library continues to grow as we acquire companies and complete projects. We own the data developed with funds from government grants, but the government retains the right to use this data for its own purposes without payment of any fee.

         We rely on a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure and non-competition agreements and other methods to protect our proprietary rights. We consider our proprietary technology a trade secret and sometimes file for patents. We often obtain registered trademark protection. We also use confidentiality, non-compete and invention disclaimer contractual clauses. As an additional protective measure, we limit the number of development personnel who have access to our source code.

         We sell our visualization software products through site licensing agreements and licensing agreements that permit their use by a customer on only one machine at a time. Some of our software also contains built-in protection that effectively prevents copying and use on other machines.

         We believe that our products, trademarks and other proprietary rights do not infringe on other's proprietary rights. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. We can make no assurance that others will not assert infringement claims against us, or that these claims will not require us to enter into royalty arrangements or result in costly litigation.

                                    EMPLOYEES

         At December 31, 1998, we employed 932 people on a full-time basis and 93 people on a part-time basis. We believe that relations with our employees are good. We do not have any collective bargaining agreements with our employees.

                                     ITEM 2

                                   PROPERTIES


         Our headquarters in Ames, Iowa, consists of approximately 84,400 square feet, of which we own approximately 51,000 square feet and lease approximately 33,400 square feet under a lease that expires on July 1, 2006, with options to extend through July 1, 2016. We lease office space throughout the United States and Germany, and in Paris, France; Coventry and Enderby, England; Turin, Italy; and Penang, Malaysia.

                                     ITEM 3

                                LEGAL PROCEEDINGS


         We have learned that complaints purporting to be class action lawsuits on behalf of shareholders who purchased EAI common stock between February 19, 1998 and February 17, 1999 were filed in the United States District Court for the Southern District of Iowa against us and certain of our executive officers. The complaints allege various violations of federal securities laws and seek unspecified damages. Based upon the information set forth in the complaints, the outcome of these matters are currently not determinable. We believe that the allegations are totally without merit and intend to oppose the actions vigorously.

         We are involved from time to time in other litigation incidental to our business. We believe that current pending litigation will not have a material adverse effect on our business.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None

                                     PART II


                                     ITEM 5

                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

PUBLIC MARKET FOR COMMON STOCK

         Our common stock is traded on the Nasdaq Stock Market National Market under the symbol "EAII." We completed our initial public offering on February 28, 1996. The following table sets forth, for the periods indicated, the high and low closing prices for the common stock as reported by the Nasdaq Stock Market National Market. The prices have been adjusted to reflect our three-for-two stock split, paid to shareholders of record as of February 12, 1998.

                                                  High                       Low
                                                  ----                       ---
     Year ended December 31, 1997
         First Quarter..........................$17.17....................$15.00
         Second Quarter..........................24.33.....................14.42
         Third Quarter...........................28.17.....................21.92
         Fourth Quarter..........................32.67.....................23.50

                                                  High                       Low
                                                  ----                       ---
     Year ended December 31, 1998
         First Quarter..........................$45.75....................$28.33
         Second Quarter..........................61.00.....................42.00
         Third Quarter...........................69.75.....................36.88
         Fourth Quarter..........................55.50.....................32.13

         On February 5, 1999, we had 817 holders of record of common stock. We have not declared or paid any cash dividends on the common stock since our formation. We do not currently intend to declare or pay any cash dividends on it. We intend to retain future earnings for reinvestment in our business.

RECENT UNREGISTERED ISSUANCES OF COMMON STOCK

         On December 22, 1998, we issued approximately 557,000 shares of common stock to acquire DELTA Industrie Informatik GmbH ("DELTA"), a privately held German software company, in a transaction valued at approximately $24 million. Our acquisition of DELTA has been treated as a pooling of interests. We issued common stock to the DELTA stockholders using the registration exemption under Rule 903 of Regulation S of the Securities Act of 1933, as amended. See "Item 1. Business - Software Division - Acquisitions."

                                     ITEM 6

                            SELECTED FINANCIAL DATA


         We have restated the financial data to give retroactive effect to the acquisitions of: Technology Company Ventures, LLC (the "Rosetta acquisition"); Cimtech, Inc.; Variation Systems Analysis, Inc.; Transom Technologies, Inc.; and DELTA Industrie Informatik GmbH, all of which were accounted for as pooling of interests. In addition, the financial statements for 1998 include the operations of Sense8 since June 17, 1998, the date of acquisition which was accounted for as a purchase. For further information, see the "Notes to Consolidated Financial Statements."


(in thousands, except per share data)                            YEARS ENDED DECEMBER 31,
                                                   1998       1997        1996        1995       1994
                                               --------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Software revenues                               $ 85,512   $ 53,825    $ 35,812    $ 19,834    $ 14,575
Interactive revenues                              21,464     18,989      12,767       8,957       4,865
                                                -------------------------------------------------------
 Net revenues                                    106,976     72,814      48,579      28,791      19,440
Cost of revenues                                  33,231     25,837      19,822      12,840       9,633
                                                -------------------------------------------------------
Gross profit                                      73,745     46,977      28,757      15,951       9,807

Operating expenses
 Sales and marketing                              24,381     17,804      11,546       5,185       3,321
 General and administrative                       12,361      9,665       5,768       4,425       2,919
 Research and development                         18,463     12,691       7,113       5,030       3,289
 Acquisition costs and non-recurring expenses     14,075      5,057          62       2,520        --
                                                -------------------------------------------------------
Total operating expenses                          69,280     45,217      24,489      17,160       9,529
                                                -------------------------------------------------------

Income (loss) from operations                      4,465      1,760       4,268      (1,209)        278
Interest and other income (expense), net           1,660      1,465         847        (208)        (61)
                                                -------------------------------------------------------

Income (loss) before income tax
 and minority interest                             6,125      3,225       5,115      (1,417)        217
Income taxes                                       5,745      2,080       2,023         375         117
                                                -------------------------------------------------------

Income (loss) before minority interest               380      1,145       3,092      (1,792)        100
Minority interest                                   --          (49)       (310)       (128)       --
                                                -------------------------------------------------------

Net income (loss)                               $    380   $  1,096    $  2,782    $ (1,920)   $    100
                                                =======================================================

Basic earnings (loss) per share                 $   0.03   $   0.11    $   0.32    $  (0.33)   $   0.02
Diluted earnings (loss) per share                   0.03       0.09        0.28       (0.33)       0.01



(in thousands)                                                         DECEMBER 31,
                                                    1998       1997       1996       1995       1994
                                                -------------------------------------------------------
BALANCE SHEET DATA:
Cash and short-term investments                 $ 35,496   $ 41,287    $ 21,048    $  1,430    $  1,180
Working capital                                   58,743     55,172      30,593       3,522       2,433
Total assets                                     116,780     91,843      48,017      12,730       7,210
Long-term debt                                     1,480      1,569       1,473       2,001         648
Stockholders' equity                              93,539     75,083      35,838       3,786       2,701



         We have adjusted all historical earnings per share amounts to reflect our three-for-two stock split, paid to shareholders of record as of February 12, 1998.

                                     ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                    OVERVIEW

         We provide enterprise-wide software solutions for process management, collaboration, communication and analysis (Software Division). We also offer interactive multimedia products for the games, consumer, education, business training and litigation markets (Interactive Division).

         Our software solutions improve communication among engineering, manufacturing, marketing, purchasing, sales and support teams and their suppliers, allowing them to work on their processes concurrently. Traditionally, these processes have involved sequential steps by separate internal teams that use disparate data creation and storage systems. Our solutions allow users to view, analyze and communicate data across extended enterprises without extensive training or expensive computer hardware. In addition, our solutions provide advanced integrated analysis tools for improving the efficiency of product engineering and manufacturing. Our solutions improve product quality while reducing errors, cost and time to market.

         We develop, produce and sell a variety of interactive multimedia products for educational book publishers, toy companies, museums, computer game publishers and medical device manufacturers. We also develop custom computer animations for trial attorneys, pharmaceutical companies, manufacturers and producers of entertainment and educational programming. We deliver our interactive products on CD-ROMs, through the Internet and through other media. Utilizing our proprietary technology, databases of anatomical and engineering data and library of animation assets, we can reduce the time and cost required to produce interactive software products containing extensive 3D animations.

RESTATEMENT OF FINANCIAL STATEMENTS

         On June 17, 1998, we acquired Sense8 in a transaction accounted for using the purchase method. On November 25, 1997, we acquired Rosetta in two separate transactions. First, we acquired a controlling interest in Rosetta through a merger with Technology Company Ventures, LLC ("TCV"). We accounted for this merger as a pooling of interests. We then acquired the remaining minority interest in Rosetta and accounted for this transaction using the purchase method.

         In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," we allocated the costs of the Sense8 acquisition and the Rosetta minority interest acquisition to the assets acquired and the liabilities assumed, including in-process research and development ("IPR&D"), based on their estimated fair values using valuation methods believed to be appropriate at the time. We expensed the IPR&D related to each transaction in the period in which we consummated the acquisition, in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." For Sense8, we expensed the estimated IPR&D fair value of $9.1 million in the second quarter of 1998. For Rosetta, we expensed the estimated IPR&D fair value of $5.6 million in the fourth quarter of 1997.

         Subsequent to the Securities and Exchange Commission's ("SEC") September 9, 1998 letter to the American Institute of Certified Public Accountants ("AICPA") regarding its views on IPR&D, we have re-evaluated our IPR&D charges on the Sense8 acquisition and the Rosetta minority interest acquisition. Consequently, we have revised the purchase price allocations and restated our financial statements.

We have decreased the amount previously expensed as IPR&D and increased the amount capitalized as developed technology and goodwill by $7.2 million for Sense8 and $3.9 million for Rosetta.

         In conjunction with this restatement, we have reclassified amortization of goodwill and developed technology from general and administrative to acquisition and non-recurring expense for all periods presented. The effect of these adjustments on the reported consolidated financial statements as of and for the years ended December 31, 1998 and 1997 are as disclosed in "Notes to Consolidated Financial Statements - Note 2. Acquisitions."

ACQUISITIONS

         On December 22, 1998, we completed the acquisition of DELTA Industrie Informatik GmbH ("DELTA"), a privately held German software company that develops solutions for integrated product and process engineering. We acquired DELTA by purchasing all of the outstanding shares of DELTA's capital stock from six stockholders. In connection with the acquisition, we issued approximately 557,000 shares of common stock to DELTA stockholders with a value of approximately $24.0 million. Our acquisition of DELTA was accounted for as a pooling of interests.

         On September 22, 1998, we completed the acquisition of Variation Systems Analysis, Inc. ("VSA"), a privately held company based in St. Clair Shores, Michigan. We issued approximately 542,000 shares of common stock in exchange for all of the outstanding common stock of VSA in a transaction valued at approximately $26.0 million. This acquisition was accounted for as a pooling of interests.

         On September 22, 1998, we completed the acquisition of Transom Technologies, Inc. ("Transom"), a privately held company based in Ann Arbor, Michigan. We issued approximately 192,000 shares of common stock in exchange for all of the outstanding preferred and common stock of Transom in a transaction valued at approximately $13.0 million. This acquisition was accounted for as a pooling of interests.

         We issued approximately 158,000 shares of our common stock for all outstanding shares of Sense8 Corporation ("Sense8") a privately held company in Mill Valley, California. Based upon the value of our common stock exchanged, the transaction, including transaction costs and net liabilities assumed, was valued at approximately $9.7 million.

REVENUE RECOGNITION

         We derive revenues from sales of software products and interactive products. We recognize revenues from software products when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of Position 97-2 ("SOP 97-2") as issued by the AICPA have been met. The four basic criteria are: persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable. Software revenues include revenues from software development contracts, professional services, customer support and maintenance. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided. We recognize revenues from software development contracts, professional services and interactive products based upon labor costs incurred and progress to completion on contracts.

                                  NET REVENUES


(in thousands)             1998     CHANGE        1997     CHANGE        1996
-------------------------------------------------------------------------------
Software products      $ 85,512       59%     $ 53,825       50%     $ 35,812
Interactive products     21,464       13%       18,989       49%       12,767
-------------------------------------------------------------------------------
Total                  $106,976       47%     $ 72,814       50%     $ 48,579
===============================================================================

         Revenues for 1998 increased 47% to $107.0 million from $72.8 million for 1997. Software product revenues for 1998 increased 59% to $85.5 million from $53.8 million for 1997, as a result of increased sales of software products, software development contracts and services. Interactive product revenues for 1998 increased 13% to $21.5 million from $19.0 million for 1997, primarily due to an increased number of projects.

         Revenues for 1997 increased 50% to $72.8 million from $48.6 million for 1996. The increase in revenues was primarily attributable to increased software product sales and services, software development contracts and further expansion into the interactive product market.

                                COST OF REVENUES


(in thousands)          1998    CHANGE       1997    CHANGE       1996
-------------------------------------------------------------------------------
Expense              $33,231      29%     $25,837      30%     $19,822
===============================================================================

As a percentage
of net revenues         31%                  35%                  41%

         Our cost of revenues includes cost of production, direct labor and other costs associated with funded development and professional services, packaging and distribution costs, royalties and amortization of capitalized software costs. Cost of revenues for 1998 increased 29% to $33.2 million from $25.8 million for 1997. This was primarily due to expanded software product sales, software product development and professional service contracts and development costs for interactive products. The cost of revenues as a percentage of revenues decreased to 31% for 1998 from 35% for 1997, primarily due to a larger share of overall revenues being derived from sales of software licenses.

         Cost of revenues for 1997 increased 30% to $25.8 million from $19.8 million for 1996. Cost of revenues was 35% of revenues for 1997 and 41% for 1996. Cost of revenues as a percentage of revenues for 1997 decreased primarily due to increased proportion of software licenses relative to total sales.

         We capitalize certain software development costs in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For 1998, 1997 and 1996, we capitalized software costs of $1,390,000, $1,013,000 and $343,000, respectively. We amortize these costs over an estimated economic useful life of three years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Amortization expenses reported as cost of revenues for 1998, 1997 and 1996 were $521,000, $219,000 and $194,000, respectively.

                               SALES AND MARKETING

(in thousands)          1998    CHANGE       1997    CHANGE       1996
-------------------------------------------------------------------------------
Expense              $24,381      37%     $17,804      54%     $11,546
===============================================================================

As a percentage
of net revenues        23%                  24%                 24%

         Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as facility costs, advertising, promotional materials, mail campaigns, trade shows, depreciation and other costs. Our sales and marketing expenses increased 37% to $24.4 million from $17.8 million for 1997 due to costs associated with expansion of the sales force in both divisions, personnel increases in the marketing group, additional sales commission expenses associated with higher revenues and increased marketing and advertising costs. The decrease in sales and marketing expenses as a percentage of revenues was primarily the result of spreading expenses over higher revenues in 1998.

         Sales and marketing expenses for 1997 increased 54% to $17.8 million from $11.5 million for 1996. The increase in sales and marketing expenses was primarily due to costs associated with expansion of the sales force in both divisions, personnel increases in the marketing group, additional sales commission expenses associated with higher revenues and increased marketing and advertising costs.

                           GENERAL AND ADMINISTRATIVE

(in thousands)          1998    CHANGE       1997    CHANGE       1996
-------------------------------------------------------------------------------
Expense              $12,361      28%     $ 9,665      68%     $ 5,768
===============================================================================

As a percentage
of net revenues        12%                  13%                    12%

         General and administrative expenses consist primarily of salaries and facility costs for administrative, systems, legal, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense, and other costs. General and administrative expenses for 1998 increased 28% to $12.4 million from $9.7 million for 1997, primarily as a result of increased staff and related costs as the Company builds its infrastructure to support its increased operations. The decrease in general and administrative expenses as a percentage of revenue was primarily the result of spreading expenses over higher revenues in 1998.

         General and administrative expenses for 1997 increased 68% to $9.7 million from $5.8 million for 1996. General and administrative expenses were 13% of revenues for 1997 and 12% of revenues for 1996.

                            RESEARCH AND DEVELOPMENT

(in thousands)          1998    CHANGE       1997    CHANGE      1996
-------------------------------------------------------------------------------
Expense              $18,463      45%     $12,691      78%     $ 7,113
===============================================================================

As a percentage
of net revenues        17%                  17%                  15%

         Our research and development focuses on product development and consists primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expense and outside consulting fees. Research and development expenses for 1998 increased 45% to $18.5 million from $12.7 million for 1997 due to increased staffing and related costs. Research and development expenses were 17% of revenues for both 1998 and 1997.

         Research and development expenses for 1997 increased 78% to $12.7 million from $7.1 million for 1996. Research and development expenses were 17% of revenues for 1997 and 15% for 1996. The increase in research and development expenses was primarily due to increased staffing and related costs.

                  ACQUISITION COSTS AND NON-RECURRING EXPENSES

(in thousands)          1998    CHANGE       1997    CHANGE       1996
-------------------------------------------------------------------------------
Expense              $14,075     178%     $ 5,057      N/M     $    62
===============================================================================

As a percentage
of net revenues        13%                  7%                  N/M

         In 1998, we incurred acquisition and non-recurring expenses of $6.1 million in conjunction with the acquisitions of VSA, Transom and DELTA, all of which were accounted for as pooling of interests.

         A charge of $1.9 million was incurred for in-process research and development in the second quarter of 1998 related to the acquisition of Sense8, which was accounted for as a purchase.

         A charge of $4.2 million was incurred in the first quarter of 1998 attributable to technology licensed from Hewlett Packard and General Electric Corporate Research and Development.

         Goodwill and developed technology amortization in 1998 was $1.8 million and related to the acquisitions of Rosetta and Sense8.

         In 1997, we incurred acquisition and non-recurring expenses of $3.2 million in conjunction with the acquisition of TCV and Cimtech, both of which were accounted for as a pooling of interests. A charge of $1.7 million was incurred in the fourth quarter of 1997 for IPR&D related to the acquisition of the minority interest in Rosetta. Goodwill and developed technology amortization of $140,000 in 1997 related to the Rosetta acquisition.

         We incurred acquisition and non-recurring expenses of $62,000 for 1996, which related to goodwill amortization for the Rosetta acquisition.

         We recorded non-recurring charges for IPR&D in conjunction with the acquisitions of Rosetta and Sense8. A summary of the purchased IPR&D and the valuation analysis for each of these transactions follows:

                                     ROSETTA

         In connection with the November 25, 1997 acquisition of Rosetta, we recorded a non-recurring charge in 1997 of $1.7 million related to IPR&D which was not deductible for income tax purposes.

ROSETTA - TECHNOLOGY DISCUSSION

         The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements.

         As of the acquisition date, Rosetta had spent considerable research and development effort on data access and viewing efforts covering the areas of Internet/intranet-based document management, product data management ("PDM") integrations, document handling, internationalization and 3D annotations. These data access and viewing technologies, which were in mid-term to late stages of development, were expected to result in new Rosetta products and product enhancements. They were also relevant to our current and planned product lines.

         The Internet/intranet-based document management technology was a new product development effort for Rosetta, designed to provide new ways of accessing drawings and documents through the Web. Development of PDM integrations for leading PDM systems was in-process at the time of the acquisition. This was an essential element of Rosetta's as well as our product strategy - we had developed integrations for all of the major CAD systems but had no PDM integrations at the time of the acquisition. Rosetta's document handling development effort was creating new capabilities for the fast conversion and manipulation of office documents like Microsoft Word or Excel. The research and development efforts in internationalization dealt with development of a drawing markup system so that global corporations could create multi-lingual annotations and share them. Rosetta's development efforts for 3D annotations were based on virtual real machine language ("VRML") viewing technology.

         With respect to the acquired IPR&D, the calculations of value reflect the value creation efforts of Rosetta prior to the close of the acquisition. The data access and viewing IPR&D was estimated to be 70% complete at the time of the acquisition, with a technology life of 5 years and product introduction dates planned in 1998. Each of these development efforts was brought to the point of technological feasibility and resulted in the introduction of new products or components in 1998.

VALUATION ANALYSIS

REVENUE

         Future revenue estimates were generated for the data access and viewing IPR&D projects mentioned above. Aggregate revenue for Rosetta products was estimated to be approximately $13.8 million for the year ended December 31, 1998. Revenues, including revenues associated with yet-to-be-developed products utilizing the purchased technologies, as well as most of the in-process projects identified in the valuation analysis, were estimated to increase on an annualized basis at rates ranging from 15% to 48% annually through the year ended December 31, 2002. Revenue estimates were based on management projections, aggregate revenue growth rates for the business as a whole, individual product revenues and anticipated product development and introduction schedules.

EXPENSES

         Expenses used in the valuation analysis of Rosetta included cost of goods sold, sales and marketing expenses, research and development expenses and general and administrative expenses. Expense estimates were based on management projections through 1999 and were forecast as a percent of revenue based on the implied trend for 2000 through 2002.

         Cost of revenues, expressed as a percentage of revenue for the developed technology and the IPR&D identified in the valuation analysis was 19% for the years 1998 through 2002.

         Operating expenses include sales and marketing expenses, research and development expenses and general and administrative expenses. Research and development was divided into the cost to complete the IPR&D and the costs for developed technologies which have already been introduced to the market and are generating revenue ("maintenance R&D"). Maintenance R&D was estimated based on management expectations. The cost to complete IPR&D projects was based on an estimate of the effort required to complete the projects. Operating expenses were estimated to be 63% to 65% of revenue for the years ended December 31, 1998 and 1999 and 45% for all other years through 2002.

EFFECTIVE INCOME TAX RATE

         The effective income tax rate utilized in the analysis of IPR&D was 40% for all years, which reflects our estimated combined federal and state statutory income tax rate, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

DISCOUNT RATE

         The discount rates selected for developed and in-process technology were 15% and 30%. The discount rates were estimated by using the Capital Asset Pricing Model and by examining independent studies that analyze market return required by venture capitalists for various development-stage companies. The spread between the discount rates reflects the inherently greater risk of the IPR&D over the developed technology.

COMPARISON TO ACTUAL RESULTS

      The assumptions used in the projections of revenues from IPR&D projects and the estimated costs and completion dates for those projects were reasonable based on factors known at the acquisition date. These assumptions appear reasonable compared to the actual revenues, expenses and completion dates of the IPR&D projects since the acquisition date.

                                     SENSE8

         In connection with the June 17, 1998 acquisition of Sense8, we recorded a charge for IPR&D of $1.9 million, all of which was recorded as a non-recurring charge in the quarter ended June 30, 1998. The purchased IPR&D recorded in connection with the Sense8 transaction was not deductible for income tax purposes.

SENSE8 - TECHNOLOGY DISCUSSION

         The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements.

         As of the acquisition date, Sense8 had spent considerable research and development effort related to immersive environments. Several research and development projects pertaining to immersive environments were in progress at the time of the acquisition, had been started as early as two and a half years prior to the acquisition, and were relevant to our current and planned product lines. Sense8's principal development project was the "T2000 framework," which was its component framework aimed at creating an environment where virtual reality capabilities could be "plugged" into an existing application. The following peripheral projects were also under development:

         o Paralyze shadow calculations to enable realistic images in real time on a life-size screen;

         o MPEG streaming technology to create MPEG video at real-time rates using buffering to generate video without slowing the interaction in a real-time environment;

         o Device server technology revolved around separating the third party devices (gloves, wands, sensors of all types) from the applications by creating a server that "listens" to the third party devices and then sends simple commands to the applications; and

         o Navigation schemes aimed at simulating users in various configurations (walk, fly, bicycle, etc.) to be easily exchangeable into any scene or any application.

         With respect to the acquired IPR&D, the calculations of value reflect the value creation efforts of Sense8 prior to the close of the acquisition. The immersive in-process research and development was estimated to be 40% complete at the time of the acquisition, with a technology life of 5 years and product introduction dates in 1998 and 1999. All of these development efforts were brought to the point of technological feasibility in 1998 with some technology introduced into products which were completed in 1998.

VALUATION ANALYSIS

REVENUE

         Future revenue estimates were generated for the T2000 and related IPR&D products. Aggregate revenue for Sense8 products was estimated to be approximately $2.3 million for the twelve months ended March 31, 1999. Revenues, including revenues associated with yet-to-be-developed products utilizing the purchased technologies as well as most of the in-process projects identified in the valuation analysis, were estimated to increase on an annualized basis by approximately 190% in the year ended March 31, 2000. Thereafter, revenue was estimated to increase at rates ranging from 0% to 85% annually for the years ended March 31, 2001 through 2004. Revenue estimates were based on management projections, aggregate revenue growth rates for the business as a whole, individual product revenues and anticipated product development and introduction schedules.

EXPENSES

         Expenses used in the valuation analysis of Sense8 included cost of goods sold, sales and marketing expenses, research and development expenses and general and administrative expenses. Expense estimates were based on management projections through 2002, the implied trend thereof, and an analysis of the product visualization industry's cost structure.

         Cost of revenues, expressed as a percentage of revenue for the developed technology and the IPR&D identified in the valuation analysis was 25% for all periods.

         Operating expenses include sales and marketing expenses, research and development expenses and general and administrative expenses. Research and development was divided into the cost to complete the IPR&D and maintenance R&D. Maintenance R&D was estimated based on management expectations. The cost to complete IPR&D projects was based on an estimate of the effort required to complete the projects. Operating expenses expressed as a percentage of revenue were 119% and 59% for the years ended March 31, 1999 and 2000. For the years ended March 31, 2001 and beyond, operating expenses were estimated to be 34% of revenue.

EFFECTIVE INCOME TAX RATE

         The effective income tax rate utilized in the analysis of IPR&D was 40% for all years, which reflects our estimated combined federal and state statutory income tax rate, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

DISCOUNT RATE

         The discount rates selected for developed and in-process technology were 15% and 30%. The discount rates were estimated by examining independent studies which analyze market return required by venture capitalists for various development-stage companies. The spread between the discount rates reflects the inherently greater risk of the IPR&D over the developed technology.

COMPARISON TO ACTUAL RESULTS

         The assumptions used in the projections of revenues from IPR&D projects and the estimated costs and completion dates for those projects were reasonable based on factors known at the acquisition date. These assumptions appear reasonable compared to the actual revenues, expenses and completion dates of the IPR&D projects since the acquisition date.

                                  INCOME TAXES

(in thousands)             1998                1997                1996
-------------------------------------------------------------------------------
Expense                  $5,745              $2,080              $2,023
===============================================================================

Effective tax rate         94%                 64%                 40%

         The effective tax rate for the years ended December 31, 1998 and 1997, differs substantially from the statutory tax rate due primarily due to nondeductible acquisition related costs. Our pre-tax income for 1998 and 1997 includes expenses for acquired IPR&D and acquisition charges for $14.1 million and $5.1 million respectively, most of which are not deductible for income tax purposes. In January 1997, we also recorded an income tax benefit of approximately $1.0 million due to the reversal of valuation allowances that had been previously established to offset a portion of our deferred tax assets.

                         QUARTERLY RESULTS OF OPERATIONS

     See "Notes to the Consolidated Financial Statements - Note 14. Quarterly Results of Operations."

                         LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied cash requirements through borrowings, operations, capital lease financing, aggregate net proceeds of approximately $55.6 million from the initial public offering of common stock in February 1996 and a follow-on offering of common stock in June 1997. We also received net proceeds of approximately $600,000, $1,200,000 and $3,000,000 in June 1998,
February 1998 and February 1997 from private placements of common stock issued by the companies we acquired.

         As of December 31, 1998, we had $35.5 million in cash and short-term investments. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Restricted cash consists of cash committed as collateral for the notes payable to the State of Iowa.

         Net cash provided by operating activities for the year ended December 31, 1998, was $1.8 million. Approximately $9.2 million of cash used in operating activities during 1998 was attributed to acquisition-related and non-recurring expenses. Net cash provided by operating activities in 1998 excluding the acquisition and non-recurring expenses was $11.1 million. Net cash used in operating activities was $77,000 for the year ended December 31, 1997. Net cash used in operating activities was $2.5 million for the year ended December 31, 1996.

         Accounts receivable, net of allowances for doubtful accounts, at December 31, 1998, increased $13.0 million to $39.5 million from $26.5 million at December 31, 1997. The increase in accounts receivable was primarily due to increased revenues. Our allowance for doubtful accounts was $517,000 at December 31, 1998 compared to $855,000 at December 31, 1997. Our accounts receivable balance will vary from period to period, depending on revenues, contract terms and timing of collections.

         In 1998, we used cash of $9.6 million in investing activities. We used $10.5 million to purchase property and equipment and $2.7 million for development of software and purchases of other assets. Our short-term investments were reduced by $3.6 million to fund part of our cash requirements and purchases of other assets. In 1997, we used cash of $15.6 million in investing activities. We increased our short-term investment portfolio by $5.5 million and used $8.7 million to purchase property and equipment and $1.0 million for development of software. In 1996, we used cash of $16.2 million in investing activities. We purchased $22.3 million in short term investments and $12.5 million matured. We used $5.0 million to purchase property and equipment, $343,000 for the development of software and $658,000 as an advance to the developer of our office building in Ames, Iowa.

         Net cash provided by financing activities was $5.4 million for the year ended December 31, 1998. The main financing sources were proceeds from stock option exercises, issuances of common stock and net increases in short-term borrowings. A $3.5 million line of credit was established during September 1998, replacing an existing $2.5 million line of credit held by VSA of which $1.9 million was utilized at the time of the acquisition.

         In 1997, we had a $1.0 million line of credit agreement with a commercial bank, which expired on May 1, 1997. It was secured by substantially all of our assets. Borrowings under this credit agreement were limited to a percentage of eligible accounts receivable, as defined in the credit agreement. We did not renew the credit agreement upon its expiration on May 1, 1997.

         We had a $500,000 operating line of credit with a commercial bank that expired on November 30, 1997. All advances were collateralized by accounts receivable and equipment. This line of credit is no longer in place.

         We believe our cash and short-term investment balances will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months. There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time as we may require it.

                                    DIVIDENDS

         We have not paid any cash dividends and do not currently anticipate paying cash dividends in the future. There can be no assurance that we will ever pay a cash dividend. Prior to our acquisition of DELTA in December 1998, DELTA had declared and paid dividends to its shareholders.

                               YEAR 2000 READINESS

         We are evaluating the effect of Year 2000 issues on our current products and mission critical facilities and databases, hardware and software systems. We have implemented a plan that coordinates our Year 2000 efforts company-wide. Under the direction of the Vice President of Administration, a task force oversees the evaluation of our products, facilities and operations. The task force is comprised of high level managers. In general, the plan calls for creating an inventory of products and mission critical facilities and systems; analyzing our state of knowledge regarding their Year 2000 readiness; gathering additional information through contacts or testing, where needed; assessing whether a risk exists and what to do about it; and developing and implementing remedies, where needed. We have developed an Internet web site for communicating our Year 2000 readiness disclosure information.

         PRODUCTS: We have inventoried our current products, which are defined as products currently being sold and products no longer being sold but which we continue to support under software maintenance agreements. We have identified the inventoried products we believe to be Year 2000 ready. We consider a product Year 2000 ready if it is capable of correctly processing, providing and receiving date data within and between the 20th and 21st centuries, during 1999, 2000 and leap year calculations. This assumes that our product is used in accordance with its associated documentation and all other hardware and software products used with our software properly exchange accurate date data with it. As we test our software, we coincidentally test third party software included in our products. We have evaluated and tested most of our products for Year

2000 readiness and anticipate completing our product evaluation and testing by April 1999. We estimate the total cost of testing our products at less than $10,000. Additionally, some of our customers have tested our products. Collectively, we have identified only a few Year 2000 issues associated with our products and have offered our customers a patch or an upgrade.

         FACILITIES: We lease offices in over 23 locations throughout the world. We have identified our mission critical facilities and are preparing an inventory of each of their mission critical information technology ("IT") and non-IT systems. We consider an office to be mission critical if it supports approximately 15 or more employees or if it supports a critical function or contract. Generally, we consider a location's telecommunications, utilities, HVAC and security systems as mission critical. We have begun gathering Year 2000 information on these systems from suppliers. For some of these suppliers, we depend upon their web site disclosures; for others, we have written to them or spoken with them directly. We anticipate completing the gathering of this information in April 1999 and will be assessing on an on-going basis whether contingency planning is needed. The costs associated with these activities to date are nominal.

         SYSTEMS: Our business utilizes Unix, database and personal computer
(PC) software/hardware systems. Management of these systems is centralized in our corporate headquarters. We have evaluated, or are in the process of evaluating each of these systems. Most will require software upgrades (patches) to address Year 2000 issues. Generally, systems manufacturers have made patches available for free over the Internet. We have obtained and installed these patches for some of our mission critical systems and are in the process of doing so for our remaining mission critical systems. Where patches are not available, we are evaluating alternative actions such as internal testing, phase-out or replacement.

         Of our Unix systems, approximately 70% have been patched. The remaining systems will either be phased out due to their obsolescence or patched, with the patching due to be completed by April 1999. We estimate the total cost to install these patches at less than $10,000.

         Our centralized databases include the accounting, human resources and payroll systems. Although we have done some database testing, we are primarily relying on the assurances of the suppliers of these systems for Year 2000 readiness. We plan to conduct additional testing of some of these systems through the first half of 1999.

         We use approximately 1,000 PCs company-wide, with nearly every employee dependent upon a PC for the performance of his or her daily work. Most, if not all of these PCs will need to be patched. We expect to complete our evaluation of the hardware, operating systems and applications by April 1999. We project completing the installation of these patches by July 1999. We estimate the total cost for the PC upgrading at less than $25,000.

         CONTINGENCY PLANS: Our products are based on software that is relatively new. This, plus the relatively few Year 2000 issues that have been identified to date through internal and external testing of our products, leads us to believe that the most reasonably likely worst case scenario for us does not involve our products. Instead, a worst case scenario is more likely to arise from the failure of externally supplied services, such as utilities or telecommunications, over which we have no control. We will continue to evaluate the need to develop contingency plans for these types of Year 2000 issues. We can not ensure that we will identify and assess all Year 2000 issues that may affect us. We also can not ensure that we will adequately address the Year 2000 issues that we do identify. Any of these failures or oversights could materially adversely affect our business operations or financial statements.

                                  RISK FACTORS

         You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed.

INDUSTRY RISKS

FAILURE TO ADAPT TO TECHNOLOGICAL CHANGES OR A LACK OF MARKET ACCEPTANCE FOR OUR PRODUCTS COULD HARM OUR BUSINESS

         Our revenues and operating results may decline if:

           o   our products and services become outdated;
           o we are unable to introduce new products or upgrades of existing products when the market demands them; or
           o   the market does not accept our products or upgrades.

         Therefore, our success depends on our ability to:

           o   develop and sell our products and services;
           o   adapt our software products for new platforms;
           o develop site licensing agreements with major manufacturers in the automotive, aerospace, heavy equipment and other manufacturing industries;
           o attract other companies to make their software products compatible with ours; and
           o cost-effectively produce high-quality interactive products to meet our customers' requirements.

         Since we provide products and services in a rapidly-changing industry, we try to anticipate emerging computer technologies and capabilities. We must adapt our products and services in response to industry developments such as enhanced graphics, sound, music, video and speech generation. We cannot assure you that we will be able to introduce new products on a timely basis or that new products will be accepted in the market. Because we target developing markets in which we are uncertain of effects of future product enhancements, future technological developments and future competition, we cannot accurately predict the life cycles of our products and services.

THE MARKET FOR OUR SOFTWARE PRODUCTS IS EMERGING AND MAY NOT CONTINUE TO GROW

         Sales of software products constitute a majority of our revenues, so our growth depends on whether there is significant market demand for our software products. The market for enterprise-wide visualization and collaboration software products in the automotive, aerospace, heavy equipment and other manufacturing industries is still emerging and dependent on a number of variables, including customer preferences and the rate at which customers adopt new technologies. We cannot assure you that the software products market will continue to grow or that the market will continue to demand or accept our software products. Also, we market our software products as an enterprise-wide solution and we cannot be certain that large customers will invest in our products on a company-wide basis or that users outside the design, engineering and manufacturing areas will adopt our visualization and collaboration products.

THE MARKET FOR OUR INTERACTIVE PRODUCTS MAY NOT CONTINUE TO GROW

         The near-term growth of our Interactive Division depends in part on whether customers continue to demand interactive multimedia products and whether publishers recognize our ability to produce products that the market will receive well. We cannot be certain that the interactive multimedia products market will continue to grow. In addition, we cannot assure you that the market will accept our new interactive products or that we will be able to respond effectively to the evolving requirements of the market.

YEAR 2000 ISSUES MAY ADVERSELY AFFECT US

         Year 2000 issues may adversely affect our business if our readiness efforts are inadequate. We are in the process of evaluating our current products and mission critical facilities, databases and software and hardware systems for Year 2000 readiness. Based on our evaluation and remediation efforts to date, we do not believe that our current products or mission critical databases and software and hardware systems will be substantially affected by Year 2000 issues.

         If in completing our Year 2000 readiness evaluation we fail to identify or solve a mission critical Year 2000 readiness issue, our normal business operations could be interrupted or fail. If the systems supplied to us by third parties and upon which we rely are not made compliant on a timely basis, our business operations could also be interrupted or fail. These interruptions or failures could have a material adverse effect on us. We are still in the process of evaluating what the most reasonably likely worst case Year 2000 scenario is for us.

COMPANY RISKS

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE; OUR FUTURE REVENUE AND PROFITABILITY ARE UNCERTAIN

         We historically have experienced fluctuations in our quarterly revenues and operating results and we expect to experience fluctuations in the future. Since our quarterly and annual revenues and operating results vary, we believe that period-to-period comparisons of results are not necessarily meaningful. You should not rely on period-to-period comparisons as indicators of our future performance.

         In addition to general economic conditions, the following factors affect our revenues:

         o difficulties in forecasting the volume and timing of customer orders;
         o the timing of our introduction of new products relative to our competitors' introduction of similar products;
         o our arrangements with publishers and distributors to market our products;
         o     customer budgets; and
         o     our ability to competitively price our products.

OUR SHARE PRICE IS VOLATILE

         The market price of our common stock has been and is likely to continue to be volatile and significantly affected by factors such as:

         o general market conditions and market conditions affecting technology stocks generally;
         o actual or anticipated fluctuations in our quarterly or annual operating results;
         o announcements relating to customer contracts, acquisitions or investments or corporate actions such as stock splits; and
         o     industry conditions or trends.

         The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. These broad market or technology sector fluctuations may adversely affect the market price of our common stock.

         The market price of our common stock has also been and is likely to continue to be affected by expectations of analysts and investors. Reports and statements of analysts do not necessarily reflect our views. The fact that we have in the past met or exceeded analyst or investor expectations does not necessarily mean that we will do so in the future. See in Item 5 "Public Market for Common Stock."

FAILURE TO INTEGRATE ACQUIRED BUSINESSES COULD HARM OUR BUSINESS

         We will need to successfully integrate the businesses that we have recently acquired and any businesses that we may acquire in the future. In December 1998, we acquired DELTA; in September 1998, we acquired Transom and VSA; and, in June 1998, we acquired Sense8 Corporation. We intend to consider acquiring additional businesses. We may not be able to successfully integrate the businesses acquired in the past or businesses we may acquire in the future. Our ability to integrate the acquired businesses primarily depends on the effect on the acquired businesses of integration into our organization, our ability to effectively manage the operations of the acquired businesses and the profitability and growth of the acquired businesses. See "Item 1. Business-Software Division-Acquisitions."

DECREASED SALES TO A KEY CUSTOMER OR INDUSTRY COULD HARM OUR BUSINESS

         In 1998, 13% of our revenues came from sales of software products and services to Ford Motor Company. We cannot assure you, however, that we will be able to continue to sell software products to Ford at 1998 levels or, if we fail to do so, that we will be able to replace Ford with new customers. In addition, a large portion of our other software customers are in the automotive industry. Decreased demand for our software products by automotive companies would harm our business.

WE MAY FACE SIGNIFICANT COMPETITION IN BOTH OF OUR DIVISIONS

         SOFTWARE PRODUCTS: Large software companies or companies competing in the computer-aided design (CAD), computer-aided engineering (CAE), computer-aided manufacturing (CAM) and product data management (PDM) markets could offer solutions with a range of functionality similar to ours. These companies include Agile Software Inc., Dassault Systemes S.A., INSO Corp., MatrixOne Inc., Microsoft Corporation, Parametric Technology Corporation, Silicon Graphics, Inc., Structural Dynamics Research Corporation (SDRC), Tecnomatix Technologies Ltd., Unigraphics Solutions Inc. and Visio Corp. In addition, companies in the enterprise resource planning (ERP) software market could offer products with functionality similar to ours. These companies include Baan Company N.V., Computer Associates International, Inc., Oracle Corporation, PLATINUM technology International, inc. and SAP A.G. Some of these companies have substantially greater financial and other resources than we have. Although we believe that we have a technical advantage over competitors in these markets, maintaining our advantage will require our continued investment in research and development and sales and marketing. We cannot assure you that we will have sufficient resources to make continued investments in these areas or that our efforts will be successful.

         INTERACTIVE PRODUCTS: Competition in the interactive software industry is intense. The increasing number of competitive products may negatively impact our sales to the consumer and educational markets. Our interactive software products compete directly against other educational and consumer software products, including multi-player Internet games. A large number of companies compete in these markets, and some of them have substantially greater financial, technical and other resources than we do. Our competitors in the educational and consumer markets include Computer Associates International Inc., Digital Domain Inc., Electronic Arts Inc., GT Interactive Software Corp. and Vivendi S.A. The number of competitors in these markets continues to grow even as the market has consolidated. Large companies that have substantial intellectual property and financial resources, such as Hasbro, Inc., Mattel, Inc., Microsoft Corporation and The Walt Disney Company, are major competitors in the market for consumer software.

WE RELY ON THIRD PARTIES TO MARKET AND DISTRIBUTE SOFTWARE PRODUCTS

         Our success depends in part on agreements with third parties to market and distribute our software products. We market our software products to end users both directly and indirectly. Currently, we have contractual relationships with Hewlett-Packard Company, Unigraphics Solutions Inc., Itochu Corporation and SDRC to jointly market and distribute our software products. These contracts represent significant marketing and distribution opportunities for our software products. However, we cannot assure you that these relationships will continue beyond their contract terms. In addition, we do not control the sales forces of these third parties. See "Item 1. Business-Software Division-Marketing and Distribution."

WE MUST EFFECTIVELY MANAGE OUR GROWTH

         We expect that if we are unable to effectively manage our growth, our operating results and financial condition will suffer. We have grown rapidly, and continued rapid growth could strain our employees, operating procedures, financial resources and information systems. We plan to expand our sales and marketing initiatives, introduce a significant number of new products, increase our development expenditures and hire additional employees. These activities will require significant management time and expertise.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS

          Our international operations and revenues have been increasing and may continue to increase in the future. In 1998, sales to international end-user customers represented 22% of our net revenues. As a result, we are subject to the risks of conducting business outside the United States, including changes in regulatory requirements, the burdens of complying with a variety of foreign laws, fluctuations in currency exchange rates and tariffs, other trade barriers and restrictions and slower collection periods. We do not know what effect such regulatory, geopolitical and other factors will have on our business in the future or if we will have to modify our business. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

WE FACE RISKS RELATED TO OUR INTELLECTUAL PROPERTY RIGHTS

         Our extensive proprietary technology and databases are crucial to our success and ability to compete. We protect our proprietary rights through a combination of copyright, trademark and trade secret laws, and employee and third party non-disclosure and non-competition agreements. However, these measures may not prevent our competitors from obtaining or using our proprietary technology and databases.

         We have incorporated mechanisms into certain of our products that we hope will prevent or inhibit unauthorized copying. Also, we package our software products with license agreements that prohibit unauthorized copying of the software. Nevertheless, certain users do copy software without authorization and, if a significant amount of unauthorized copying of our products occurs, it would negatively impact our revenues and operating results. Also, we believe that as the number of software products in the industry increases and the functionality of these products further overlaps, assertions of infringement claims will become more common. If third parties assert infringement claims against us, it is possible that we will have to enter into royalty arrangements or engage in costly litigation, which could negatively affect our profitability.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL

         Our success depends in large part on our ability to continue to attract, motivate and retain key technical, marketing, sales and management personnel. If one of our key employees decides to leave EAI, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our revenues, operating results and financial condition. We maintain key person life insurance covering our executive officers. Nevertheless, the amount of insurance may be insufficient to offset the loss of their services. See "Item 10. Directors and Executive Officers of the Registrant."


                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         This report and statements we make or our representatives make contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

         Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed above and elsewhere in this report. We will not update the forward-looking statements, even if they become incorrect or misleading. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.


                                     ITEM 7A

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Currency Exchange Rates. Our revenue originating outside the U.S. in 1998, 1997 and 1996 was 22%, 18% and 17% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in the local currency.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

         Interest Rates. We invest our cash in a variety of financial instruments, including bank time deposits and fixed rate obligations of governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

          Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




The Board of Directors
Engineering Animation, Inc.

         We have audited the accompanying consolidated balance sheets of Engineering Animation, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Technology Company Ventures, LLC, which statements reflect total revenues constituting 11% in 1996 of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Technology Company Ventures, LLC, is based solely on the report of other auditors.

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

         In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engineering Animation, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP


Minneapolis, Minnesota
February 15, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Managers and Members of
Technology Company Ventures, LLC:

         We have audited the accompanying consolidated balance sheet of Technology Company Ventures, LLC (an Oregon limited liability company) as of December 31, 1996, and the related consolidated statements of operations, member's equity and cash flows for the year then ended, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above and not presented separately herein, present fairly, in all material respects, the financial position of Technology Company Ventures, LLC as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Portland, Oregon
October 14, 1997

Engineering Animation, Inc.
Consolidated Balance Sheets
(in thousands, except share data)



                                                                               DECEMBER 31,
ASSETS                                                                       1998       1997
                                                                       ------------------------
Current assets:
     Cash and cash equivalents                                             $ 23,623    $25,881
     Short-term investments                                                  11,873     15,406
     Accounts receivable, net:
       Billed, less allowance for doubtful accounts of $517 in 1998
           and $855 in 1997                                                  30,539     19,471
       Unbilled                                                               8,969      7,037
     Deferred income taxes                                                    1,250        733
     Prepaid expenses and other assets                                        4,071      1,694
                                                                       ------------------------
 Total current assets                                                        80,325     70,222

 Property and equipment, net                                                 19,781     12,771
 Other assets:
     Restricted cash                                                             60        210
     Note receivable                                                          1,408      1,524
     Software development costs, net of accumulated
       amortization of $774 in 1998 and $595 in 1997                          2,265      1,396
     Deferred income taxes                                                      503         41
     Goodwill and developed technology, net of
       accumulated amortization of $2,040 in 1998 and $202 in 1997           10,973      5,063
     Other                                                                    1,465        616
                                                                       ------------------------
Total assets                                                              $ 116,780    $91,843
                                                                       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $ 3,788     $3,399
     Accrued compensation and other accrued expenses                         10,871      6,621
     Line of credit                                                           3,000        527
     Deferred revenue                                                         3,596      2,965
     Current portion of long-term debt and lease obligations                    327      1,246
     Income taxes payable                                                         -        292
                                                                       ------------------------
 Total current liabilities                                                   21,582     15,050

 Long-term debt and lease obligations due after one year                     1,480       1,569
 Other long term liabilities                                                   179         141

 Stockholders' equity
     Preferred stock, $0.01 par value:
       Authorized shares - 20,000,000
        Issued and outstanding shares - None                                      -          -
     Common stock, $0.01 par value:
       Authorized shares - 60,000,000
        Issued and outstanding shares - 11,772,969 in 1998
            and 11,029,726 in 1997                                              118        111
     Additional paid in capital                                              92,308     74,151
     Accumulated other comprehensive income                                      24       (70)
     Retained earnings                                                        1,089        891
                                                                       ------------------------
 Total stockholders' equity                                                  93,539     75,083
                                                                       ------------------------
Total liabilities and stockholders' equity                                $ 116,780    $91,843
                                                                       ========================

See accompanying notes.
                                     - 34 -

Engineering Animation, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)


                                                              YEARS ENDED DECEMBER 31,
                                                               1998        1997         1996
                                                        -------------------------------------

Software revenues                                           $85,512     $53,825      $35,812
Interactive revenues                                         21,464      18,989       12,767
                                                        -------------------------------------
   Net revenues                                             106,976      72,814       48,579
Cost of revenues                                             33,231      25,837       19,822
                                                        -------------------------------------
Gross profit                                                 73,745      46,977       28,757

Operating expenses
   Sales and marketing                                       24,381      17,804       11,546
   General and administrative                                12,361       9,665        5,768
   Research and development                                  18,463      12,691        7,113
   Acquisition costs and non-recurring expenses              14,075       5,057           62
                                                        -------------------------------------
Total operating expenses                                     69,280      45,217       24,489
                                                        -------------------------------------

Income from operations                                        4,465       1,760        4,268

Interest and other income, net                                1,660       1,465          847

                                                        -------------------------------------
Income before income tax and minority interest                6,125       3,225        5,115

Income taxes                                                  5,745       2,080        2,023
                                                        -------------------------------------

Income before minority interest                                 380       1,145        3,092


Minority interest                                                -          (49)        (310)
                                                        -------------------------------------

Net income                                                   $  380     $ 1,096      $ 2,782
                                                        =====================================

Basic earnings per share                                     $ 0.03      $ 0.11       $ 0.32
Diluted earnings per share                                   $ 0.03      $ 0.09       $ 0.28

Weighted average shares outstanding                          11,549      10,061        8,579
Weighted average shares outstanding and
   assumed conversion                                        12,772      11,647        9,802


See accompanying notes.
                                     - 35 -

Engineering Animation, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands)



                                                                                          ACCUMULATED
                                                   COMMON STOCK           ADDITIONAL         OTHER          RETAINED       TOTAL
                                             -------------------------     PAID-IN       COMPREHENSIVE      EARNINGS   STOCKHOLDERS'
                                                SHARES        AMOUNT       CAPITAL          INCOME         (DEFICIT)       EQUITY
                                             -------------   --------    -------------  -------------    -------------  ------------
Balance at January 1, 1996                          6,173    $    62      $     5,942   $         19      $ 2,237       $    3,786
   Comprehensive income
    Net income                                          -          -                -              -        2,782            2,782
    Foreign currency translation
     of adjustment                                      -          -                -            (60)           -              (60)
                                                                                                                        -----------
   Total Comprehensive income                                                                                                2,722
                                                                                                                        -----------
   Issue of common stock in connection
     with the Company's initial public,
     net of offering expense                        2,738         27           29,040              -            -           29,067
   Issue of common stock, net of offering
     expense                                           58          1               63              -            -               64
   Common stock issued for options
     exercised                                         23          -              648              -            -              648
   Shares redeemed                                    (16)         -             (126)                        322             (448)
   Conversion of accrued salaries into
     common stock                                      10          -               40              -            -               40
   Dividends paid                                       -          -                -              -          (41)             (41)
                                               -----------   ---------   -------------  -------------    -------------  -----------
Balance at December 31, 1996                        8,986         90           35,607             (41)        182           35,838
  Comprehensive income
   Net income                                           -          -                -               -       1,096            1,096
   Foreign currency translation of
     adjustment                                         -          -                -             (29)          -              (29)
                                                                                                                        -----------
  Total Comprehensive income                                                                                                 1,067
                                                                                                                        -----------
  Issue of common stock, net of offering
     expense                                        1,583         16           29,604               -           -           29,620
  Common stock issued for options
     and warrants exercised                           165          2            1,098               -           -            1,100
  Shares redeemed                                     (12)         -             (303)              -        (363)            (666)
  Conversion  of notes payable into
     common stock                                      18          -              351               -           -              351
  Purchase of minority interest in
     Rosetta Technologies, Inc.                       290          3            7,130               -           -            7,133
  Income tax benefit related to
     stock option plans                                 -          -              664               -           -              664
  Dividends paid                                        -          -                -               -         (24)             (24)
                                               -----------   ---------   -------------  -------------    -------------  -----------
Balance at December 31, 1997                       11,030        111           74,151             (70)        891           75,083
  Comprehensive income
   Net income                                           -          -                -               -         380              380
   Foreign currency translation
     adjustment                                         -          -                -              94           -               94
                                                                                                                        -----------
  Total Comprehensive income                                                                                                   474
                                                                                                                        -----------
  Issue of common stock, net of offering
     expense                                           47          -            1,788               -           -            1,788
  Common stock issued for options
     and warrants                                     519          5            2,371               -           -            2,376
  Shares redeemed                                      (7)         -               41               -        (149)            (190)
  Purchase of Sense8 corporation                      158          2            7,037               -           -            7,039
  Income tax benefit related to
     stock option plans                                 -          -            5,754               -           -            5,754
  Shares issued as non-cash
     compensation                                       26         -            1,248               -           -            1,248
  Dividends paid                                         -         -                -               -         (33)             (33)
                                               -----------   ---------   -------------  -------------    -------------  -----------
Balance at December 31, 1998                        11,773   $    118     $    92,308   $          24     $ 1,089       $   93,539
                                               ===========   =========   =============  =============    ===========    ===========


See accompanying notes.

Engineering Animation, Inc.
Consolidated Statements of Cash Flows
(in thousands)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                              1998           1997           1996
                                                                      -------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                $ 380         $1,096        $ 2,782
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                          6,401          2,762          1,400
      Deferred income taxes                                                    122        (1,527)            336
      Write-off of purchased research and development
         and acquisition costs                                               1,918          1,684              -
      Minority interest in income                                                -             49            310
      Non-cash compensation expense                                          1,248              -              -
      Changes in operating assets and liabilities
         Billed accounts receivable                                       (11,091)        (6,596)        (7,925)
         Unbilled accounts receivable                                      (1,839)        (3,377)        (2,131)
         Prepaid expenses                                                    (381)        (1,116)          (356)
         Accounts payable                                                    (754)          1,605            786
         Accrued expenses                                                    1,723          3,407          1,119
         Income taxes                                                        3,499            322            337
         Deferred revenue                                                      580          1,614            814
                                                                      -------------------------------------------
   Net cash provided by (used in) operating activities                       1,806           (77)        (2,528)
                                                                      -------------------------------------------

INVESTING ACTIVITIES
   Issuance of notes receivable                                                  -              -          (658)
   Purchases of property and equipment                                    (10,519)        (8,746)        (5,027)
   Purchases of other assets                                               (1,285)          (330)          (279)
   Capitalization of software development costs                            (1,390)        (1,013)          (343)
   Maturities of marketable securities                                      51,951         37,068         12,500
   Purchase of marketable securities                                      (48,417)       (42,590)       (22,347)
   Sense8 Corporation cash purchased                                           79               -              -
                                                                      -------------------------------------------
   Net cash used in investing activities                                   (9,581)       (15,611)       (16,154)
                                                                      -------------------------------------------

FINANCING ACTIVITIES
   Decrease (increase) in restricted cash                                      150            285          (495)
   Net change in short-term borrowing                                        2,473            232            215
   Proceeds from note receivable                                               116             30              -
   Proceeds from long-term debt                                                432          1,598          1,490
   Payments on long-term debt
    and capital lease obligations                                          (1,689)        (1,731)        (2,024)
   Dividend distribution                                                      (33)           (24)           (41)
   Net proceeds from exercise of options and warrants                        2,376          1,100            648
   Net proceeds from issuance of common stock                                1,598         28,954         28,683
                                                                      -------------------------------------------
   Net cash provided by financing activities                                 5,423         30,444         28,476
                                                                      -------------------------------------------
   Net increase (decrease) in cash and cash equivalents                     (2,352)        14,756          9,794
                                                                      -------------------------------------------
   Effect of exchange rates                                                     94            (39)           (60)
   Cash and cash equivalents at beginning of year                           25,881         11,164          1,430
                                                                      ===========================================
   Cash and cash equivalents at end of year                                $23,623        $25,881        $11,164
                                                                      ===========================================

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                             $ 262          $ 305          $ 266
   Income taxes paid                                                           715          3,363          1,168
   Property and equipment purchased through capital lease
    obligations and notes payable                                              142            121              -
   Common stock issued to purchase minority interest
    in Rosetta Technologies, Inc.                                                -          7,133              -
   Promissory note converted into common stock                                   -            351              -
   Common stock issued to purchase Sense8 Corporation                        7,039              -              -
   Net liabilities assumed in Sense8 Corporation purchase                    2,628              -              -

See accompanying notes.
                                     - 37 -

Engineering Animation, Inc.
Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Engineering Animation, Inc. (the "Company") develops, produces and sells enterprise-wide software solutions and interactive software products that address communication, animation and graphics needs of its customers in domestic and international commercial markets.

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The consolidated financial statements are presented giving retroactive effect to the Company's acquisitions of Technology Company Ventures, LLC ("TCV"), Cimtech, Inc. ("Cimtech"), Variation Systems Analysis, Inc. ("VSA"), Transom Technologies, Inc. ("Transom"), and DELTA Industrie Informatik GmbH ("DELTA"), which have been accounted for as a pooling of interests.

         Sense8 which was acquired on June 17, 1998, has been accounted for as a purchase. The consolidated financial statements include the results of Sense8 since the date of acquisition.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

RESTRICTED CASH

         Restricted cash consists of cash committed as collateral for the notes payable to the State of Iowa.

SHORT-TERM INVESTMENTS

         Short-term investments consist primarily of U.S. Government or governmental agencies debt securities and high-grade commercial paper. Short-term investments are stated at cost plus accrued interest, which approximates market value. The Company classifies its short-term investments as "available-for-sale."

STOCK-BASED COMPENSATION

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

REVENUE RECOGNITION

         Revenue from software products is recognized when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of

Position 97-2 ("SOP 97-2"), as issued by the American Institute of Certified Public Accountants, have been met. The four basic criteria are:
persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable.

         Revenue from service and customer support contracts is deferred and recognized ratably over the period the services are provided.

         Revenue is recognized in our software and interactive divisions based upon labor and other costs incurred and progress to completion on development contracts. Unbilled accounts receivable represent revenue earned but not yet billable based on terms of the contract. Billings are made based on milestones or as otherwise provided for in the contracts.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. This risk is partially mitigated due to the large number, diversity and financial strength of entities comprising the Company's customer base.

INTERNATIONAL OPERATIONS

         The Company's international operations represent an increasingly substantial portion of its overall operating results. Sales offices are located in France, Italy, England and Malaysia. Sales and operating offices are located in Germany.

         During 1998, foreign revenues were $23.9 million or 22% of total revenues compared with $12.8 million or 18% of total revenues in 1997 and $8.3 million or 17% of total revenues in 1996.

         The Company's international operations are subject to a number of risks including currency exchange rate fluctuations, changes in foreign governments and their laws and policies, and expropriation or requirements of local or shared ownership. The Company believes that the geographic dispersion of its sales and assets and liabilities partially mitigates these risks. Certain international sales are denominated in U.S. dollars.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The functional currencies of the Company's foreign subsidiaries are considered to be the respective subsidiary's local currency.

PROPERTY AND EQUIPMENT

         Property and equipment is carried at cost. Depreciation of property and equipment and amortization of capital lease assets are computed principally by the straight-line method over the following estimated useful lives:

   Building............................30 years
   Equipment...........................3 - 7 years
   Leasehold improvements..............Lesser of term of lease or life of asset

SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company amortizes these costs over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever is greater. Amortization expense was $521,000, $219,000 and $194,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are recorded based on enacted tax laws and tax rates. Changes in enacted tax rates will be reflected in the tax provision as they occur.

EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding.

SEGMENT INFORMATION

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 superseded Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect the Company's results of operations or financial position, but did affect its disclosure of segment information.

COMPREHENSIVE INCOME

         As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

         Certain prior year financial information has been reclassified to conform to the 1998 financial statements presentation.

2.  ACQUISITIONS

         On December 22, 1998, the Company completed the acquisition of DELTA. The Company acquired DELTA by purchasing all of the outstanding shares of DELTA's capital stock of six stockholders. In connection with the acquisition, the Company issued approximately 557,000 shares of common stock with a value of approximately $24.0 million. The acquisition of DELTA by the Company was accounted for as a pooling of interests.

         On September 22, 1998, the Company completed the acquisition of VSA. The Company issued approximately 542,000 shares of common stock in exchange for all of the outstanding common stock of VSA in a transaction valued at approximately $26.0 million. This acquisition was accounted for as a pooling of interests.

         On September 22, 1998, the Company completed the acquisition of Transom. The Company issued approximately 192,000 shares of common stock in exchange for all of the outstanding preferred and common stock of Transom in a transaction valued at approximately $13.0 million. This acquisition was accounted for as a pooling of interests.

         On November 26, 1997, the Company acquired Cimtech. The Company issued approximately 185,000 shares of common stock in exchange for all of the outstanding common stock of Cimtech in a transaction valued at approximately $6.0 million. This acquisition was accounted for as a pooling of interests.

         On November 25, 1997, the Company acquired Rosetta, in two separate transactions valued at approximately $25.5 million. The Company acquired a controlling interest in Rosetta through a merger with TCV by exchanging approximately 630,000 shares of common stock for the outstanding member equity of TCV. This phase was accounted for as a pooling of interests. It subsequently acquired the remaining minority interest in Rosetta by issuing approximately 309,000 shares of common stock. The minority interest in the acquisition was accounted for using the purchase method.

         The following table shows the separate results of operations for the companies acquired in 1998 and 1997 as a pooling of interest for the periods prior to the acquisitions. The operations of acquired companies are included as the Company's operations starting in the quarter of acquisition.

       SUMMARY OF RESULTS OF OPERATIONS FOR PERIODS PRIOR TO ACQUISITIONS

                                 (in thousands)

                                              YEARS ENDED DECEMBER 31,
                                              1998        1997       1996
                                        ----------------------------------
        REVENUES
                  EAI                      $91,533     $42,928    $20,413
                  DELTA                      4,675       5,279      4,484
                  Transom                    1,019         802         19
                  VSA                        9,749      17,016     16,887
                  TCV                            -       4,622      5,292
                  Cimtech                        -       2,167      1,484
                                         --------------------------------
                  Combined               $ 106,976     $72,814    $48,579
                                         ================================

   NET INCOME (LOSS)
                  EAI                       $  123      $1,674     $1,851
                  DELTA                        332         153         20
                  Transom                     (473)     (1,040)      (135)
                  VSA                          398        (171)       330
                  TCV                            -         260        674
                  Cimtech                        -         220         42
                                         --------------------------------
                  Combined                  $  380      $1,096     $2,782
                                         ================================


         On June 17, 1998, the Company exchanged approximately 158,000 shares of its common stock for all of the outstanding stock of Sense8, a privately held developer and distributor of interactive, real-time 3D and virtual reality tools and applications. Based on the value of EAI stock and options exchanged, the transaction, including transaction costs and net liabilities assumed, was valued at approximately $9.7 million.

         The following table shows the pro forma consolidated results of operations as if Sense8 had been acquired as of the beginning of the periods presented.



                     (in thousands, except per share data)

                         PRO FORMA CONSOLIDATED RESULTS

                                         YEARS ENDED DECEMBER 31,
                                           1998               1997
                                      -----------------------------

Revenues                              $ 107,587           $ 76,687
Net loss                              $  (2,440)          $ (4,156)
Net loss per share                    $   (0.21)          $  (0.41)




         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combined operations.

         The Sense8 purchase consideration was allocated to the intangible assets based on fair values as follows:

        (in thousands)
        In-process research and development charged to operations
        in the quarter ended June 30, 1998                              $1,918
        Developed technology                                             3,642
        Goodwill and other intangible assets                             4,107
                                                                       -------
             Total purchase consideration                               $9,667
                                                                       =======

         Management estimated that $1.9 million of the purchase price represented purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed following consummation of the acquisition. The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the IPR&D projects.

         To determine the value of the developed technology ($3.6 million), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation

         In connection with the acquisition of the minority interest in Rosetta, the purchase consideration was allocated as follows:

        (in thousands)

        Net assets acquired                                             $ 965
        In-process research and development
          charged to operations in the quarter
             ended December 31, 1997                                    1,684
        Developed technology                                            2,224
        Goodwill and other intangible assets                            2,729
                                                                 -------------
             Total purchase consideration                             $ 7,602
                                                                 =============

         Management estimated that $1.7 million of the purchase price represented purchased IPR&D that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in 1997 following consummation of the acquisition. The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been achieved. The value was determined by estimating the costs to develop the IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the IPR&D projects.

         To determine the value of the developed technology ($2.2 million), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the products, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles. Developed technologies and goodwill and other intangible assets acquired from Rosetta are being amortized on a straight-line basis over the respective useful lives of the assets of five years.

         The purchase price allocations for both the Sense8 and Rosetta purchase transactions differ from what was originally reported by the Company. The Company allocated the costs to the assets acquired and the liabilities assumed, including IPR&D, based on their estimated fair values using valuation methods believed to be appropriate at the time. The Company expensed the IPR&D in the period in which it consummated the acquisition, in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The Company expensed IPR&D of $9.1 million in the second quarter of 1998 related to Sense8 and $5.6 million in the fourth quarter of 1997 related to Rosetta.

         Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on IPR&D, the Company has re-evaluated its IPR&D charges on the Sense8 and Rosetta acquisitions. Consequently, the Company has revised the purchase price allocations and restated the 1997 annual financial statements and the financial statements for the first three quarters of 1998. The Company has decreased the amount previously expensed as IPR&D and increased the amount capitalized as developed technology and goodwill by $7.2 million related to Sense8 and $3.9 million related to Rosetta. Accordingly, net income for 1997 increased by $3.9 million or $.36 per share on a diluted basis.

         The Company has recorded acquisition costs and non-recurring expenses of $14.1 million, $5.1 million and $62,000 in 1998, 1997 and 1996, respectively. The following table shows the components of these expenses.

     (in thousands)                                YEARS ENDED DECEMBER 31,
                                                 1998        1997        1996
                                               -------    --------      ------
Acquisition transaction costs                 $ 6,070     $ 3,232      $    -
Purchased in-process research
  and development                               1,918       1,685           -
Amortization of goodwill and
  other intangibles                             1,838         140          62
Licensed technology                             4,249           -           -
                                             ---------    --------     ------
                                             $ 14,075     $ 5,057      $   62
                                             =========    ========     ======


3.  NOTE RECEIVABLE

         During 1995, the Company entered into a loan agreement whereby the Company agreed to loan approximately $750,000 to the developer of a building the Company leases. During 1996, the Company loaned an additional $658,000 to the developer. The Company began leasing the building in July 1996. Interest, at a rate of 2.25% above the U.S. Treasury three-year constant rate, began accruing and is payable monthly upon commencement of the lease. The principal is due June 2016, unless the developer sells the building to an unaffiliated third party, at which time the principal and interest accrued to date become immediately due. The note receivable is collateralized by a second mortgage on the building.

4.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 and 1997 consists of the following:



(in thousands)
                                                      1998          1997
                                               -------------  ------------
Computer equipment and software                   $ 15,833       $ 11,072
Equipment and furniture                              4,695          3,242
Buildings and leasehold improvements                 4,318            318
Construction in progress                             3,393          3,081
                                               -------------  ------------
Total                                               28,239         17,713
Less accumulated depreciation                       (8,458)        (4,942)
                                               -------------  ------------
Net property and equipment                        $ 19,781       $ 12,771
                                               =============  ============


5.  DEBT

         Long-term debt at December 31, 1998 and 1997 consists of the following:

(in thousands)

                                                                                          DECEMBER 31,
                                                                                       1998      1997
                                                                                      ---------------
An interest bearing revolving line of credit for $3.5 million with a bank, commencing in September 1998 and due May 2000; floating interest
   at the bank's base rate less 1%                                                    $3,000     $  -

An interest bearing revolving line of credit with a bank with a maximum limit of of $2.5 million, bearing an interest rate of prime less 0.25%; replaced
   September 1998                                                                          -      527

Demand note to officer of VSA; bearing a 10% interest rate;
   paid off at date of  merger.                                                            -      938

Non-interest bearing note payable, due in monthly installments commencing July
   1998 through June 2005; collateralized by all equipment of the
   Company                                                                               186      200

Forgivable note with interestaccruing  at 6% commencing November 1997 due
   October 2000; job attainment goals must be met for principal and
   interest to be forgiven                                                               500      500

Non-interest bearing note payable commencing November 1997 due December 2007;
   attainment of goals must be met to remain
   non-interest bearing                                                                  450      500

Capital lease obligations                                                                194      153

Other notes payable with interest ranging from 0% to 6%, and payments due from
  1998 through 2007                                                                      477      524
                                                                                   ---------  -------

Total debt                                                                             4,807    3,342
Less amounts due within one year                                                       3,327    1,773
                                                                                   ---------  -------
Long-term debt                                                                       $ 1,480  $ 1,569
                                                                                   =========  =======


         Future maturities of long-term debt and capital lease obligations at December 31, 1998 are as follows:

(in thousands)

2000                          $ 830
2001                            143
2002                            146
2003                             90
Thereafter                      271
                         ----------
                            $ 1,480
                         ==========



6. OPERATING LEASES

         The Company has operating leases for office space and equipment with various lease terms expiring through 2006. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $2.8 million, $2.0 million and $1.2 million, respectively.

        The future minimum lease payments at December 31, 1998 are as follows:


(in thousands)

1999                        $ 2,498
2000                          2,405
2001                          2,131
2002                          1,698
2003                          1,198
Thereafter                    1,397
                       ------------
                           $ 11,327
                       ============





7. ROYALTY AGREEMENTS

         The Company has entered into royalty agreements with various entities to use and distribute products in conjunction with the Company's software products. Royalty expense for the years ended December 31, 1998, 1997 and 1996 was $285,000, $469,000 and $832,000, respectively.


8. INCOME TAXES

         The components of earnings before income taxes and minority interest are as follows:

(in thousands)                   YEARS ENDED DECEMBER 31,
                                   1998       1997        1996
                            -----------------------------------
Domestic                         $4,767     $2,978      $4,704
Foreign                           1,358        247         411
                            -----------------------------------
                                 $6,125     $3,225      $5,115
                            ===================================

         The components of income tax expense are as follows:

(in thousands)                      YEARS ENDED DECEMBER 31,
                               --------------------------------
                                    1998       1997        1996
                               --------------------------------

Current
      Federal                    $ 3,989    $ 3,296     $ 1,329
      State                          502        209         166
      Foreign                      1,132        102         192
                               --------------------------------
                                   5,623      3,607       1,687

Deferred                             122       (510)        285
Change in valuation reserve            -     (1,017)         51
                               --------------------------------
Total                            $ 5,745    $ 2,080     $ 2,023
                               ================================


         A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

(in thousands)
                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                             1998       1997        1996
                                                        --------------------------------
Tax at US statutory rate                                   $2,144     $1,096     $ 1,740
State income taxes, net of Federal tax benefit                399        107         275
Non-deductible acquisition costs                            1,772      1,748           -
Goodwill amortization                                         643          -           -
Effect of foreign income taxes                                394         97          10
Change in valuation allowance                                   -     (1,017)         51
Other, net                                                    393         49         (53)
                                                        --------------------------------
Total                                                     $ 5,745    $ 2,080     $ 2,023
                                                        ================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets as of December 31, 1998 and 1997 are as follows:


(in thousands)                                           DECEMBER 31,
                                                         1998       1997
                                                   ---------------------
Deferred tax liabilities:
      Tax over book depreciation                      $(1,068)    $ (500)
      Capitalized software development costs             (861)      (530)
      Other, net                                         (214)      (263)
                                                   ---------------------
Total deferred tax liabilities                         (2,143)    (1,293)

Deferred tax assets:
      Accounts receivable, principally due to
        allowance for doubtful accounts                   190        224
      Accruals                                            480        229
      Net operating loss carryforwards                  2,794      1,494
      Other, net                                          432        120
                                                   ---------------------
Total deferred tax assets                               3,896      2,067
                                                   ---------------------
Net deferred tax asset                                $ 1,753     $  774
                                                   =====================

         At December 31, 1998, the Company has net operating loss carryforwards of $7.4 million for federal income tax purposes that expire in the years 2003 through 2017. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOL carryforwards incurred prior to a change in ownership. Such a change in ownership occurred in connection with TCV's acquisition of the majority interest of Rosetta in 1995 and will limit the Company's ability to utilize the NOL carryforwards existing when Rosetta was acquired by TCV. Changes in ownership also occurred in connection with the Company's 1997 acquisitions of TCV and Cimtech and its 1998 acquisitions of Sense8 and Transom. The Company does not believe that its utilization of the carryforwards for the companies acquired in 1997 and 1998 will be significantly limited under Section 382.

         Unremitted earnings of overseas subsidiaries amounted to approximately $1.2 million at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation; however, income tax credits will substantially offset any resulting tax liability.

9.  CAPITAL STOCK, STOCK SPLIT AND STOCK OPTIONS

CAPITAL STOCK

         The Company adopted a stockholders rights plan effective at the time of the initial public offering. Under the plan, each share of common stock has associated with it one preferred share purchase right. The terms of these rights are set forth in the Rights Agreement between the Company and First Chicago Trust Company of New York.

STOCK SPLIT

         The Company completed a three-for-two stock split in the form of a stock dividend, paid to stockholders of record as of February 12, 1998. Accordingly, all share, per share, weighted average share and stock option information for periods prior to the split, has been restated to reflect the split.

STOCK OPTIONS

         The Company has stock option arrangements with various directors and officers and other employees. The options are generally granted at fair market value. The options generally vest over four or five years and must be exercised no later than 10 years from the date of grant.

         In 1994, the Company issued non-qualified options to purchase 532,032 shares of common stock for $1.33 per share to two officer/stockholders. These options are not part of the 1994 Stock Option Plan described below. In 1998, 268,840 of these options were exercised. The remaining options are fully vested and remain exercisable through June 2009.

         During 1994, the Company adopted the Engineering Animation, Inc. 1994 Stock Option Plan providing for issuance of either incentive or non-qualified options to employees based upon management discretion. The Company has reserved 1,785,000 shares of common stock for issuance under this Plan.

         In February 1995, the Company issued non-plan/non-qualified options to purchase 221,250 shares of common stock at prices ranging from $2.67 to $8.00 per share to five executives. Of these options, 3,375 were exercised in 1998 and the rest are fully vested and remain exercisable through February 2010.

         In January 1996, the Company adopted a Non-Employee Directors Option Plan. Each non-employee director receives an annual grant of 7,500 non-qualified options under this Plan. The Company has reserved 90,000 shares of common stock for issuance under this Plan.

         During 1997, the Company adopted the Engineering Animation, Inc. 1997 Non-Qualified Stock Option Plan providing for issuance of non-qualified options to employees based upon management discretion. During 1998, the Company amended the Plan to increase the number of shares reserved for issuance by 600,000. The Company has reserved 1,200,000 shares of common stock for issuance under this Plan.

         In June 1998, the Company acquired Sense8, which had a stock option plan ("1997 Stock Option/Stock Issuance Plan") and two individual stock option agreements. The Company has assumed Sense8's outstanding obligations under the Plan and the agreements. Incentive and non-qualified options had been issued under the Plan. The Company has reserved 6,226 shares of common stock for issuance under the Plan. Non-qualified options had been issued under the two individual stock option agreements. The Company has reserved 5,078 shares of common stock for issuance under these agreements.

         In September 1998, the Company acquired Transom, which had a stock option plan ("Transom, Inc. 1996 Equity Compensation Plan"). The Company has assumed Transom's outstanding obligations under this Plan. All options became immediately exercisable as a result of the acquisition. Incentive and non-qualified options had been issued under the Plan. The Company has reserved 42,681 shares of common stock for issuance under this Plan.

         A summary of common stock option activity and related information for the years ended December 31, follows:


                                                  1998                         1997                        1996
                                                  -----------------------     -----------------------      --------------------
                                                  OPTIONS      WEIGHTED       OPTIONS       WEIGHTED       OPTIONS     WEIGHTED
                                                                AVERAGE                     AVERAGE                    AVERAGE
                                                               EXERCISE                     EXERCISE                   EXERCISE
                                                                 PRICE                       PRICE                      PRICE
                                                 -----------------------      -----------------------      -----------------------

Outstanding at beginning of year                 2,200,271      $   8.57      1,992,297     $   6.30      1,202,047      $   2.32
Granted                                            882,784         38.84        484,182        17.20        815,585         12.07
Exercised                                         (507,825)         4.29       (147,328)        4.26         (3,840)         3.09
Forfeited                                         (163,250)        22.50       (128,880)       10.80        (21,495)         3.33
                                                 ---------                    ---------                   ---------
Outstanding at end of year                       2,411,980       $ 19.60      2,200,271      $  8.57      1,992,297       $  6.30
                                                 =========                    ==========                  =========
Exercisable at end of year                         988,002       $  7.25      1,180,318      $  4.19        970,342       $  2.62
                                                 =========                    ==========                  =========
Weighted-average fair value of options
  granted during the year                                       $  23.22                     $ 14.64                      $  4.91


         Exercise prices for options outstanding at December 31, 1998 are as follows:


                                                    WEIGHTED
        NUMBER OF           RANGE OF                AVERAGE
         OPTIONS          EXERCISE PRICES         EXERCISE PRICE
        --------         ----------------         --------------

        422,377         $0.003   -    $1.801        $ 1.31
        416,232          2.573   -     9.007          4.57
        566,288         10.670   -    19.920         14.09
        477,576         22.090   -    29.750         27.87
         65,428         30.250   -    39.390         34.31
        402,355         40.282   -    49.560         43.56
         61,725         54.440   -    67.000         61.32
      ----------
      2,411,980         $0.003   -   $67.000        $19.60
      ==========





         The weighted-average remaining contractual life of these options is 8.8 years.

         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.0%, 5.7% and 5.7%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 0.63, 0.34 and 0.36; and a weighted-average expected life of the option of 5.4, 4.0 and 4.0 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense net of related pro forma tax benefits over the options' vesting period. The Company's pro forma information follows:


(in thousands, except per share data)         YEARS ENDED DECEMBER 31,
                                             -- -----------------------
                                            1998          1997           1996
                                            ----          ----           ----
Pro forma net income (loss)               $(3,796)      $ (381)        $ 2,435
Pro forma earnings (loss) per share:
Basic                                     $ (0.33)      $(0.04)         $ 0.28
Diluted                                   $ (0.33)      $(0.04)         $ 0.25


         Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not representative of future pro forma amounts.

10. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split on February 12, 1998.

(in thousands, except per share data)                      YEARS ENDED DECEMBER 31,
                                                         1998             1997            1996
                                                 ----------------------------------------------
Numerator:
   Net income                                          $  380          $ 1,096         $ 2,782
                                                 =============    =============   =============

Denominator:
   Denominator for basic earnings per
     share - weighted average shares                   11,549           10,061           8,579

   Stock options                                        1,223            1,586           1,223
                                                 -------------    -------------   -------------
   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions                    12,772           11,647           9,802
                                                 =============    =============   =============

   Basic earnings per share                            $ 0.03           $ 0.11          $ 0.32
                                                 =============    =============   =============

   Diluted earnings per share                          $ 0.03           $ 0.09          $ 0.28
                                                 =============    =============   =============





11. EMPLOYEE RETIREMENT PLANS

         The Company has a 401(k) plan that covers the majority of U.S. based employees who meet the minimum age requirement. The Company matches one-half of the employee's contribution up to a maximum Company contribution of the first 4% of the employee's compensation. The Company's matched expense for 1998, 1997 and 1996 was approximately $469,000, $220,000 and $130,000, respectively.

12.  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Notes Receivable--the carrying amount reported in the balance sheet for the note receivable approximates its fair value since it has a floating rate of interest.

         Long-Term Debt--the carrying amounts reported in the balance sheet for the Company's bank notes payable approximate their fair values as they bear variable rates of interest. The Company believes that the municipal notes, issued to the Company to encourage and facilitate expansion and increased employment, approximate their fair values as they were negotiated and issued in the latter half of 1997. The prime lending rate in 1998 approximated the rate in 1997 and, accordingly, the fair value change would be immaterial.

13.  MAJOR CUSTOMERS

         The Company's revenue is generated from a significant customer base in diversified industries across different geographic areas. A major customer is defined as one that individually represents more than 10% of revenues in any year. Revenue from one customer represented 13% in 1998, 10% in 1997 and 14% in 1996. Another customer represented 13% in 1997, a third customer represented 10% in 1997 and 12% in 1996 and a fourth customer represented 10% in 1996. Management believes the allowances for doubtful accounts is adequate to cover any potential credit risks.

14. QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth selected quarterly financial information for 1998 and 1997. Operating expenses include acquisition costs and non-recurring expenses of $4.5 million, $2.2 million, $5.7 million and $1.7 million for the quarters ended March 31, June 30, September 30, and December 31, 1998. Acquisition costs and non-recurring expenses for the year ended December 31, 1998 total $14.1 million. Operating expenses include acquisition costs and non-recurring expenses of $14,000 in the quarters ended March 31, June 30, and September 30, 1997 and $5.0 million for the quarter ended December 31, 1997. Acquisition costs and non-recurring expenses for the year ended December 31, 1997 total $5.1 million. The Company believes that all necessary adjustments have been included to present fairly the selected quarterly information.


(in thousands except per share data)

                                         (AUDITED)
                                        YEAR ENDED                    THREE MONTHS ENDED (UNAUDITED)
                                                      ----------------------------------------------------------------
                                          DEC. 31,         DEC. 31,        SEPT. 30,        JUNE 30,        MARCH 31,
                                              1998             1998             1998            1998             1998
                                     --------------   ----------------------------------------------------------------
Net revenues                             $ 106,976         $ 31,734         $ 27,745        $ 25,352         $ 22,145
Gross profit                                73,745           22,756           18,910          16,987           15,092
Operating expenses                          69,280           17,929           19,671          15,221           16,459
Operating income (loss)                      4,465            4,827            (761)           1,766           (1,367)

Net income (loss)                              380            2,483          (2,033)            577              (647)

Earnings (loss) per share:
   Basic                                      0.03             0.21           (0.17)            0.05            (0.06)

   Diluted                                    0.03             0.19           (0.17)            0.05            (0.06)



                                         (AUDITED)
                                        YEAR ENDED                    THREE MONTHS ENDED (UNAUDITED)
                                                      ----------------------------------------------------------------
                                          DEC. 31,         DEC. 31,        SEPT. 30,        JUNE 30,        MARCH 31,
                                              1997             1997             1997            1997             1997
                                     --------------   ----------------------------------------------------------------
Net revenues                              $ 72,814         $ 21,550         $ 18,898        $ 17,026         $ 15,340
Gross profit                                46,977           14,127           12,767          10,647            9,436
Operating expenses                          45,217           16,556           10,931           9,350            8,380
Operating income (loss)                      1,760           (2,429)           1,836           1,297            1,056
Net income (loss)                            1,096           (2,105)           1,469             996              736

Earnings (loss) per share:
   Basic                                      0.11            (0.19)            0.14            0.11             0.08

   Diluted                                    0.09            (0.19)            0.12            0.09             0.07



         Note: The fourth quarter of 1997 and the first three quarters of 1998 have been restated to reflect the adjustment to the purchase price allocation associated with the Rosetta acquisition in 1997 and the Sense8 acquisition in 1998.

15.  SEGMENT INFORMATION

         The Company has two segments: the Software Division and the Interactive Division.

        The Software Division develops, produces and sells a variety of enterprise-wide process management, collaboration, communication and analysis software solutions for major manufacturing corporations. Our solutions enable users to perform sophisticated product visualizations, digital prototyping and engineering design and analysis tasks across extended enterprises. The solutions are platform independent and interface seamlessly with most popular CAD/CAE/CAM and PDM systems. Customers use the solutions with their existing hardware and software to improve their product quality while reducing errors, cost and time to market.

        The Interactive Division produces interactive multimedia products for use in the games, consumer, education, business training and litigation markets. Its 3D products include animations for trial attorneys, pharmaceutical companies, manufacturers, and producers of entertainment and educational programming. The customers include toy companies, museums, computer game publishers and medical device manufacturers.

        The accounting policies of the divisions are the same as those described in the summary of significant accounting policies. Interest income or expense is allocated entirely to corporate. The related debt is not allocated to the division and remains on corporate books. The Company evaluates performance based on profit or loss before income taxes, not including acquisition costs and non-recurring expenses.

        Because of the distinction in the products, each division is managed separately, has its own strategic and marketing plan and serves different customers. The following amounts reflect these policies:

BUSINESS SEGMENTS
  (in thousands)


                                                      SOFTWARE    INTERACTIVE
    YEAR ENDED DECEMBER 31, 1998                      DIVISION       DIVISION      CORPORATE         TOTAL
    -------------------------------------------------------------------------------------------------------
    Revenues from external customers                 $  85,512       $ 21,464           $  -      $106,976
    Interest and other income                                -              -          1,660         1,660
    Depreciation                                         2,173          1,520          1,205         4,898
    Acquisition costs and non-recurring
      expenses                                               -              -         14,075        14,075
    Segment operating income                            25,918          3,354        (24,807)        4,465
    Segment assets                                      38,329         16,911         61,540       116,780
    Expenditures for long-lived assets                   5,716          1,716          5,762        13,194


                                                      SOFTWARE    INTERACTIVE
    YEAR ENDED DECEMBER 31, 1997                      DIVISION       DIVISION      CORPORATE         TOTAL
    -------------------------------------------------------------------------------------------------------
    Revenues from external customers                 $  53,825       $ 18,989           $  -     $  72,814
    Interest and other income                                -              -          1,465         1,465
    Depreciation                                         1,141            476          1,005         2,622
    Acquisition costs and non-recurring
      expenses                                               -              -          5,057         5,057
    Segment operating income                            10,593          2,707        (11,540)        1,760
    Segment assets                                      21,922         11,027         58,894        91,843
    Expenditures for long-lived assets                   3,546            837          5,706        10,089


                                                      SOFTWARE    INTERACTIVE
    YEAR ENDED DECEMBER 31, 1996                      DIVISION       DIVISION      CORPORATE         TOTAL
    -------------------------------------------------------------------------------------------------------
    Revenues from external customers                 $  35,812       $ 12,767           $  -     $  48,579
    Interest and other income                                -              -            847           847
    Depreciation                                           760            175            403         1,338
    Acquisition costs and non-recurring
      expenses                                               -              -             62            62
    Segment operating income                             4,714          3,566         (4,012)        4,268
    Segment assets                                      11,812          8,738         27,467        48,017
    Expenditures for long-lived assets                   1,494          1,320          2,835         5,649

GEOGRAPHIC SEGMENTS
     (in thousands)                                                YEARS ENDED DECEMBER 31,
                                                               1998             1997            1996
                                                      --------------------------------------------------
    NET REVENUES BY GEOGRAPHIC REGION:
    United States                                          $  83,101        $ 60,030          $  40,256
    Europe                                                    14,884           9,801              7,752
    Asia                                                       8,991           2,983                571
                                                      ---------------  --------------   ----------------
      Net revenues                                          $106,976        $ 72,814          $  48,579
                                                      ===============  ==============   ================

                                                                         DECEMBER 31,
    IDENTIFIABLE LONG LIVED ASSETS:                            1998             1997            1996
                                                      --------------------------------------------------
    United States                                          $  35,129        $ 20,838           $  9,007
    Europe                                                       739             507                255
    Asia                                                          24              25                  -
                                                      ---------------  --------------   ----------------
                                                           $  35,892        $ 21,370           $  9,262
                                                      ===============  ==============   ================



16. REPORTING THE COSTS OF START-UP ACTIVITIES

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." Which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized its organization costs associated with setting up or acquiring new subsidiaries. The Company adopted the provisions of SOP 98-5 early in 1998. The effect of adoption of SOP 98-5 was to decrease 1998 income before income taxes by $107,000.

17. LEGAL MATTERS

         The Company has learned that complaints purporting to be class action lawsuits on behalf of shareholders who purchased EAI common stock between February 19, 1998 and February 17, 1999 were filed in the United States District Court for the Southern District of Iowa against it and certain of its executive officers. The complaints allege various violations of federal securities laws and seek unspecified damages. Based upon the information set forth in the complaints, the outcome of these matters are currently not determinable. The Company believes that the allegations are totally without merit and intends to oppose the actions vigorously.


                                     ITEM 9

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 1998, there were no disagreements with our independent public accountants on accounting procedures or accounting and financial disclosures.

                                    PART III


                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                                    DIRECTORS

         Five directors serve on our Board of Directors. The directors are divided into three classes. At the Annual Meeting this year, shareholders will elect two directors to serve for a term of three years or until a qualified successor director has been elected. The nominees for election at the Annual Meeting (Matthew Rizai and Michael Crow) are currently on the Board. The remaining three directors (Martin Vanderploeg, Jamie Wade and Laurence Kirshbaum) will continue to serve on the Board as described below.

         The nominees and continuing directors have provided the following information about themselves.

NOMINEES


-------------------------------------------------------------------------------


MATTHEW M. RIZAI, PH.D.

AGE:            42

DIRECTOR SINCE: 1990

EXPERIENCE:     Dr. Rizai has been Chairman, Chief Executive Officer, President and a Director of EAI since joining in June 1990. He has been Treasurer since November 1995. Dr. Rizai's prior experience includes serving as an associate with a venture capital firm, a senior research engineer with General Motors Corporation and a development engineer with Ford Motor Company. Dr. Rizai earned a Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago.



MICHAEL M. CROW, PH.D.

AGE:            43

DIRECTOR SINCE: 1991

EXPERIENCE:     Dr. Crow has been Executive Vice Provost at Columbia University since August 1991. Dr. Crow served as the Director of the Institute for Physical Research and Technology and the Office of Science Policy and Research at Iowa State University from July
                1985 to June 1991.  Dr. Crow earned a Ph.D. in Public
                Administration (Science and Technology Policy) from Syracuse
                University.


--------------------------------------------------------------------------------

DIRECTOR CONTINUING UNTIL 2000 ANNUAL MEETING

--------------------------------------------------------------------------------

JAMIE A. WADE

AGE:            50

DIRECTOR SINCE: 1995

EXPERIENCE:     Mr. Wade has served as Vice President of Administration and
                General Counsel to EAI since June 1994 and Secretary since
                November 1995.  From 1983 to 1994, Mr. Wade was a partner with
                Davis, Hockenberg, Wine, Brown, Koehn & Shors, P.C., a Des
                Moines law firm.  Mr. Wade earned a J.D. from Drake University
                Law School and a B.A. from Drake University College of Business.




--------------------------------------------------------------------------------

DIRECTORS CONTINUING UNTIL 2001 ANNUAL MEETING

--------------------------------------------------------------------------------

MARTIN J. VANDERPLOEG, PH.D.

AGE:            42

DIRECTOR SINCE: 1988

EXPERIENCE:     Dr. Vanderploeg co-founded EAI in 1988.  He has served as
                Executive Vice President since October 1993, as Secretary from
                June 1990 until November 1995 and as a Co-General Manager of the Software Division since October 1997. His prior experience includes serving as a faculty member in mechanical engineering at Iowa State University and performing contract research for a number of large corporations. Dr. Vanderploeg earned a Ph.D. in Mechanical Engineering from Michigan State University and is a licensed Professional Engineer.




LAURENCE J. KIRSHBAUM

AGE:            54

DIRECTOR SINCE: 1995

EXPERIENCE:     Mr. Kirshbaum has been Chairman of Time Warner Trade Publishing since 1997. Previously, since 1984, he was President and CEO of Warner Books Inc., a subsidiary of Time Warner Inc. Mr.
                Kirshbaum earned a B.A. from the University of Michigan.



-------------------------------------------------------------------------------

                               EXECUTIVE OFFICERS


The following individuals are executive officers in addition to Messrs. Rizai, Vanderploeg and Wade. They have provided the following information about themselves.


JEROME M. BEHAR

AGE:          41

TITLE:        Vice President of Finance and Chief Financial Officer

EXPERIENCE:   Mr. Behar has served as Vice President of Finance and Chief
              Financial Officer since August 1997, after serving as the Executive Director of Finance since joining EAI in May 1997. Prior to that, Mr. Behar had served since April 1996 as director of finance at MagiNet Corporation. Mr. Behar's prior experience includes serving as vice president of finance and administration at Western Lodging Corporation from September 1994 to April 1996 and as controller of Matrix Pharmaceutical, Inc. from March 1992 to September 1994. He also held executive and management positions at International Risk Control, Inc. and the Cooper
              Companies, Inc. Mr. Behar is a Certified Public Accountant. He earned an M.B.A. from Stanford University and a B.A. in business administration from Michigan State University.



MICHAEL J. JABLO

AGE:          46

TITLE:        Vice President and Co-General Manager of the Software Division

EXPERIENCE:   Mr. Jablo has served in his current capacity as Vice President and
              Co-General Manager of the Software Division since October 1997.
              Prior to that he had been the Vice President of Software Sales and Marketing since joining EAI in October 1995. From January 1990 to
              October 1995 Mr. Jablo was employed by Mentor Graphics Corporation where he ultimately served as the North Central area sales manager. Mr. Jablo earned an M.B.A. from the University of Detroit as well as a B.S. in Mechanical Engineering and a B.S. in Business Management from Bradley University.



PATRICIA F. JOHNSON

AGE:          47

TITLE:        Vice President of Human Resources

EXPERIENCE:   Ms. Johnson has served as Vice President of Human Resources since
              December 1997, after serving as the Executive Director of Human
              Resources since joining EAI in January 1997.  Prior to that, Ms.
              Johnson worked at Disney Feature Animation, where she was Director of Human Resources for three years. Ms. Johnson has also served as Director of Human Resources for NBC Entertainment and worked twelve years for Digital Equipment Corporation in various human resources management roles. She earned a B.A. from the University of Northern Colorado, Greeley.

                                  KEY EMPLOYEES


WILLIAM L. ANDERSON

AGE:         46

TITLE:       Vice President of North American Sales - Software Division

EXPERIENCE:  Mr. Anderson has served as the Vice President of North American
             Sales for the Software Division since November 1998. Prior to that he served as EAI's Executive Director of National Accounts since joining EAI in March 1996. From 1995 until joining EAI, Mr. Anderson was employed by Mentor Graphics as the Account Manager. From 1986 until 1995, he was the Worldwide Account Manager for Digital Equipment Corporation. Mr. Anderson earned a B.A. in Business Administration and an M.B.A. from the University of Michigan.



MARK E. CRAIG

AGE:         42

TITLE:       Vice President of Professional Services - Software Division

EXPERIENCE:  Mr. Craig has served as Vice President of Professional Services for the Software Division since November 1998. Prior to that Mr. Craig served as the President and Chief Executive Officer of Variation Systems Analysis, Inc. ("VSA"), the company he founded in 1982.
             EAI acquired VSA in September 1998. Mr. Craig earned a mechanical engineering degree from Michigan State University.


RAIMUND MENGES, PH.D.

AGE:         38

TITLES: Vice President of Process Engineering Products - Software Division and Managing Director of DELTA Industrie Informatik GmbH

EXPERIENCE:  Dr. Menges has served as Vice President of Process Engineering
             Products - Software Division and Managing Director of DELTA since February 1999. Since 1989 when he co-founded DELTA, he had served as its Managing Director. EAI acquired DELTA in December 1998. Dr. Menges earned an undergraduate degree in aeronautical engineering and a doctorate in engineering from the University of Stuttgart.



GUIDO T. PERSCH, PH.D.

AGE:         44

TITLE:       Vice President of Engineering - Software Division

EXPERIENCE:  Dr. Persch has served as Vice President of Engineering Software since EAI's acquisition of Rosetta in November 1997. Dr. Persch had been Vice President of Engineering and led the Rosetta product development organizations since January 1994. Dr. Persch has also held senior development management positions at Cadre Technologies from January 1993 to December 1993 and prior to that at Software AG and Siemens/Intel. Dr. Persch earned a Ph.D. in Computer Science from the University of Karlsruhe, Germany.

JAMES L. RYAN

AGE:          43

TITLE:
              Vice President of Marketing and Business Development - Software Division

EXPERIENCE:   Mr. Ryan has served as Vice President of Marketing and Business
              Development for the Software Division since November 1998. He had been the Vice President of Marketing and Professional Services since joining EAI in November 1997 upon EAI's acquisition of Rosetta. Mr. Ryan had served as the Vice President of Business
              Development of Rosetta since July 1997. Mr. Ryan also served as director of IBM's Worldwide Product Data Management Solutions from
              January 1993 to July 1997.






ADRIAN V. SANNIER, PH.D.

AGE:         37

TITLE:       Vice President and General Manager - Interactive Division

EXPERIENCE:  Dr. Sannier has served as Vice President and General Manager of the
             Interactive Division since February 1997 and prior to that served as EAI's Vice President of New Product Development since February 1996. From 1990 until joining EAI, Dr. Sannier was employed in a variety of positions by CIMLINC Incorporated, a provider of business process execution software to the aerospace industry and heavy equipment manufacturers, most recently as Vice President, Product Development. Dr. Sannier earned a Ph.D. and a B.S. in Electrical Engineering and Systems Science from Michigan State University.



JAY E. SHANNAN, PH.D.

AGE:         36

TITLE:       Vice President of Operations

EXPERIENCE:  Dr. Shannan is a co-founder of EAI and has served as Vice President of Operations since June 1990. Dr. Shannan earned a Ph.D. in Mechanical Engineering from Iowa State University.



DAVID P. SLY

AGE:         35

TITLE:       Vice President of Factory Products - Software Division

EXPERIENCE:  Mr. Sly has served as the Vice President of Factory Products for the Software Division since November 1998. Prior to that he was the Executive Director of Factory Products since November 1997, when EAI acquired Cimtech, Inc., the company he founded and served as president. Mr. Sly earned B.S. and M.S. degrees in industrial engineering, and an M.B.A. from Iowa State University.

JEFFREY D. TROM, PH.D.

AGE:         38

TITLE:       Vice President of Product Development - Software Division

EXPERIENCE:  Dr. Trom is a co-founder of EAI and has served as Vice President of
             Product Development for the Software Division since June 1990. Dr. Trom served as EAI's Treasurer from June 1990 to November 1995.
             Dr. Trom earned a Ph.D. in Mechanical Engineering from Iowa State University.



             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that EAI's executive officers, directors and 10% stockholders file reports of ownership and changes of ownership of EAI common stock with the SEC and the Nasdaq Stock Market National Market. Based on a review of copies of these reports provided to us for 1998, we believe that all filing requirements were met.

                                     ITEM 11

                             EXECUTIVE COMPENSATION


         This table summarizes the before-tax compensation for the Chief Executive Officer and the other four most highly compensated executive officers.

                              SUMMARY COMPENSATION



                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                                                   ---------------
                                                               ANNUAL                 NUMBER OF
                                                            COMPENSATION             SECURITIES
                                                      --------------------------      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR      SALARY ($)        BONUS ($)      OPTIONS       COMPENSATION ($)
---------------------------                ------   -----------------------------  ---------------   ---------------
Matthew M. Rizai                            1998       295,000          200,000        60,000           8,569(1)
    Chief Executive Officer,                1997       235,000          205,000          --             8,062(1)
    President and Treasurer                 1996       180,000           28,000        60,000           7,245(1)

Martin J. Vanderploeg                       1998       295,000          200,000        60,000           8,483(2)
    Executive Vice President,               1997       235,000          205,000          --             8,062(2)
    Co-General Manager of Software          1996       180,000           28,000        60,000           7,245(2)
    Division

Michael J. Jablo                            1998       180,000           25,000        10,500           2,707(4)
    Vice President and Co-General           1997       265,767(3)        75,000          --             2,718(4)
    Manager of Software Division            1996       270,530(3)        25,000        18,000           2,486(4)

Jamie A. Wade                               1998       155,000           40,000         6,000           2,746(5)
    Vice President of Administration,       1997       140,000           30,000          --             2,069(5)
    General Counsel and Secretary           1996       123,332            6,000        16,500           1,933(5)

Jerome M. Behar                             1998       150,000           50,000        13,500           3,658(6)
    Vice President of Finance               1997        78,750           20,000        54,750           3,115(6)
    and Chief Financial Officer

(1) Consists of $3,463, $3,128 and $3,645 of premiums on a life insurance policy paid in 1998, 1997 and 1996, and $5,106, $4,934 and $3,600 of
     matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1998, 1997 and 1996.

(2) Consists of $3,463, $3,128 and $3,645 of premiums on a life insurance policy paid in 1998, 1997 and 1996, and $5,020, $4,934 and $3,600 of
     matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1998, 1997 and 1996.

(3)  Includes $129,570 and $164,530 in sales commissions in 1997 and 1996.

(4) Consists of $538, $480 and $487 of premiums on a life insurance policy paid in 1998, 1997 and 1996, and $2,169, $2,238 and $1,999 of matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1998, 1997 and 1996.

(5) Consists of $686, $609 and $673 of premiums on a life insurance policy paid in 1998, 1997 and 1996, and $2,060, $1,460 and $1,260 of matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1998, 1997 and 1996.

(6) Consists of $333 and $112 of premiums on a life insurance policy paid in 1998 and 1997, and $3,325 and $750 of matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1998 and 1997, and $2,253 paid in 1997 for taxable relocation expenses.


                              OPTION GRANTS IN 1998

         This table gives information relating to 1998 option grants to the executive officers listed in the Summary Compensation Table.


                                                    INDIVIDUAL GRANTS
                                ----------------------------------------------------------
                                                                                                    POTENTIAL
                                                 % OF                                           REALIZABLE VALUE AT
                                                 TOTAL                                             ASSUMED ANNUAL
                                 NUMBER OF      OPTIONS                                         RATES OF STOCK PRICE
                                SECURITIES      GRANTED TO                                          APPRECIATION
                                UNDERLYING      EMPLOYEES      EXERCISE                            FOR OPTION TERM
                                  OPTIONS       IN FISCAL       PRICE                          --------------------------
NAME                             GRANTED (#)       YEAR          $/SH      EXPIRATION DATE       5% ($)          10% ($)
-----------------------         ------------    ----------     ---------   ----------------    ---------        ---------
Matthew M. Rizai                   60,000          6.80         29.75      January 15, 2008    1,122,577        2,844,830
Martin J. Vanderploeg              60,000          6.80         29.75      January 15, 2008    1,122,577        2,844,830
Michael J. Jablo                   10,500          1.19         29.75      January 15, 2008      196,451          497,845
Jamie A. Wade                       6,000          0.68         29.75      January 15, 2008      112,258          284,483
Jerome M. Behar                    13,500          1.53         29.75      January 15, 2008      252,580          640,087


                    OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

         This table provides information regarding the exercise of options during 1998 by the CEO and the other four most highly compensated executives. The "value realized" is calculated using the difference between the option exercise price and the price of EAI common stock on the date of exercise multiplied by the number of shares subject to the option. The "value of unexercised in-the-money options at fiscal year end" is calculated using the difference between the option exercise price and $54.00 (the last reported market price of EAI common stock on December 31, 1998) multiplied by the number of shares underlying the option. An option is in-the-money if the market value of the common stock subject to the option is greater than the exercise price.



                       AGGREGATED OPTION EXERCISES IN 1998
                            AND FY-END OPTION/VALUES

                                                                       NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                SHARES                                OPTIONS AT FY-END (#)                 AT FY-END ($)
                             ACQUIRED ON          VALUE           -------------------------------    ------------------------------
NAME                         EXERCISE (#)      REALIZED ($)       EXERCISABLE       UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-----------------------      ------------      ------------       -----------       -------------    -----------      -------------
Matthew M. Rizai                179,227         7,262,636           239,789            94,500        11,783,935         2,867,012
Martin J. Vanderploeg            89,613         3,631,298           330,978            95,550        16,571,360         2,912,162
Michael J. Jablo                  4,500           121,599            49,500            30,750         2,489,252         1,185,378
Jamie A. Wade                    12,500           523,963            26,200            25,800         1,292,570         1,117,103
Jerome M. Behar                   2,000            53,044            11,688            54,562           451,940         1,915,119

                      EMPLOYMENT AND SEVERANCE ARRANGEMENTS

         We entered into employment agreements with Dr. Rizai, Dr. Vanderploeg and Mr. Wade as of January 1, 1996. These agreements expire on December 31, 1999. Dr. Rizai's agreement provides that he will be employed as EAI's Chairman, Chief Executive Officer and President at an annual salary of $180,000. Dr. Vanderploeg's agreement provides that he will be employed as EAI's Executive Vice President at an annual salary of $180,000. Mr. Wade's agreement provides that he will be employed as EAI's Vice President of Administration, General Counsel and Secretary at an annual salary of $120,000. Each of the agreements provides that the base salary will be reviewed annually and that the executive will receive an annual performance bonus as determined by the Board of Directors and, for Dr. Rizai and Dr. Vanderploeg, a car allowance. The employment agreements also include certain non-competition and confidentiality provisions.

         We also have entered into severance agreements with each of Dr. Rizai, Dr. Vanderploeg and Mr. Wade. These agreements are dated as of the effective date of the respective officer's employment agreement. The severance agreements provide for payment of a lump sum equal to two times the sum of the employee's base salary and the bonus paid to the employee in the prior year for Dr. Rizai and Dr. Vanderploeg (one times that sum for Mr. Wade) and continuation of benefits for two years (one year in the case of Mr. Wade) upon (i) termination of employment by us without cause, (ii) termination of employment by the employee for good reason (including change in control of EAI), (iii) death or
(iv) permanent disability. We may terminate the executive's employment at any time for cause without the payment of severance. The agreements with Dr. Rizai and Dr. Vanderploeg also provide that, upon termination by us without cause or by the executive for good reason, the executive may require us to file a registration statement for all shares of EAI common stock that he then owns or has the right to acquire upon exercise of options then held and, further, may require that we include any such shares in any other registration statement filed by us.

         We entered into an employment agreement with Mr. Jablo as of September 18, 1995 that terminates (i) by mutual agreement of us and Mr. Jablo, (ii) upon Mr. Jablo's death or disability, (iii) at our option for cause or (iv) upon our dissolution or bankruptcy. This agreement provides that Mr. Jablo will be employed as EAI's Vice President of Sales and Marketing at an initial annual salary of $106,000 and a car allowance. In addition to base salary, the agreement provides for the payment of commissions on sales of our 3D visualization software products to Mr. Jablo at rates established by EAI's President. The agreement also contains certain non-competition and confidentiality provisions. Mr. Jablo's employment agreement contains severance provisions that require us to pay him (i) an amount equal to the total compensation paid to him during the first year of the agreement if the agreement is terminated following a merger, sale or change in control of EAI and (ii) an amount equal to one-half of the total compensation paid to him during the first year of the agreement if the agreement is terminated for cause (as defined in the agreement) by us after September 18, 1996.

         We entered into an employment agreement with Mr. Behar as of May 2, 1997 for a one-year term that may be extended by mutual agreement. The agreement can be terminated for cause. Mr. Behar's duties are assigned to him by the Chief Executive Officer. The agreement calls for a salary of $135,000 through its first anniversary, a minimum bonus of $10,000 in 1997 and eligibility for annual performance bonuses thereafter at our discretion. The agreement also contains certain non-competition and confidentiality provisions. The agreement provided that Mr. Behar be granted up to 54,750 stock options within 30 days after its effective date, vesting in quarterly increments over four years. The severance provisions of the agreement require us to pay Mr. Behar up to the first year's base salary if his employment were terminated within the first year for any reason other than conviction of a criminal act. In the year following the first anniversary of the agreement, Mr. Behar would receive, following a merger, sale, change in control, or termination of employment for cause, the amount of total compensation paid to him during the first year of his employment.

                              DIRECTOR COMPENSATION

         Directors who are EAI employees receive no fees for their services as directors. Non-employee "outside" directors receive an annual retainer of $20,000 as well as a fee of $1,000 and reimbursement of expenses for each Board meeting and each committee meeting they attend.

         Outside directors participate in the Non-Employee Directors Stock Option Plan. The Chairman of the Board, Matthew Rizai, administers this Plan. Each non-employee director receives an initial option to purchase 7,500 shares of EAI common stock in the year he or she joins the Board and an option to purchase an additional 7,500 shares for each subsequent year he or she serves. The options have a ten year term and an exercise price equal to the fair market value of EAI common stock on the date the option is granted. The initial options granted under the Plan become exercisable in four equal annual installments. Subsequent options are exercisable when they are granted. Directors may not transfer the options other than by will or by the laws of descent and distribution.

                                     ITEM 12

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


         The following table shows how much EAI common stock the directors, the named executive officers and all executive officers and directors as a group beneficially owned as of February 17, 1999. The named executive officers include the Chief Executive Officer and the four other most highly compensated executive officers based on compensation earned during 1998. The table also shows all persons we know to be beneficial owners of more than 5% of EAI common stock.

         Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director or executive officer can vote or transfer and stock options that are exercisable currently or become exercisable within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding EAI common stock owned by a particular stockholder, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the stockholders named in this table have sole voting and investment power for all shares shown as beneficially owned by them.

                                                         SHARES OF
                                                       COMMON STOCK
                                                       BENEFICIALLY            PERCENT
NAMED EXECUTIVE OFFICERS AND DIRECTORS                     OWNED              OF CLASS
-----------------------------------------------------------------------------------------
Matthew M. Rizai (1)                                        722,427               6.00%

Martin J.Vanderploeg (2)                                    724,003               5.97%

Michael M. Crow (3)                                          80,298               *

Michael J. Jablo (4)                                         52,125               *

Jamie A. Wade (5)                                            48,549               *

Laurence J. Kirshbaum (6)                                    15,750               *

Jerome M. Behar (7)                                          15,213               *

All directors and executive officers as a group           1,665,490               13.82%

   (8 persons) (8)

OTHER 5% STOCKHOLDERS
Pilgrim Baxter & Associates, Ltd. (9)                     1,112,350               9.44%

AMVESCAP plc (10)                                         1,043,700               8.85%

Janus Capital Corp. (11)                                    604,700               5.13%


* Less than one percent




(1) Consists of 467,638 shares held by the Matthew Rizai Family Limited Partnership and 254,789 shares issuable upon the exercise of vested options and options that will vest within 60 days. Dr. Rizai's address is c/o Engineering Animation, Inc., 2321 North Loop Drive, Ames, Iowa 50010.

(2) Includes 345,978 shares issuable upon the exercise of vested options and options that will vest within 60 days, including 1,575 shares issuable upon exercise of vested options by his spouse. Dr. Vanderploeg's address is c/o Engineering Animation, Inc., 2321 North Loop Drive, Ames, Iowa 50010.

(3) Includes 16,350 shares issuable upon the exercise of vested options and options that will vest within 60 days.

(4) Consists of shares issuable upon exercise of vested options and options that will vest within 60 days.

(5) Includes 6,249 shares held in Mr. Wade's Individual Retirement Account and 29,800 shares issuable upon the exercise of vested options and options that will vest within 60 days.

(6) Consists of shares issuable upon the exercise of vested options and options that will vest within 60 days.

(7) Includes 15,063 shares issuable upon the exercise of vested options and options that will vest within 60 days.

(8) Includes 736,980 shares issuable upon the exercise of vested options and options that will vest within 60 days.

(9) This information was provided in a Schedule 13G filed with the SEC on January 19, 1999. If you wish, you may obtain a copy of this report from the SEC. Pilgrim has sole voting power with respect to 1,072,350 shares, shared voting power with respect to 40,000 shares and sole dispositive power with respect to 1,112,350 shares. This Schedule 13G indicates that PBHG Growth Fund beneficially owns 833,400 shares of the reported amount, of which PBHG Growth Fund has sole voting and dispositive power with respect to 833,400 shares. Pilgrim's address is 825 Duportail Road, Wayne, PA 19087.

(10) This information was provided in a Schedule 13G filed with the SEC on February 10, 1999. If you wish, you may obtain a copy of this report from the SEC. AMVESCAP has shared voting and dispositive power with respect to 1,043,700 shares. The Schedule 13G indicates that the shares are held by AVZ, Inc.; AIM Management Group Inc.; AMVESCAP Group Services, Inc.; INVESCO, Inc. and INVESCO North

      American Holdings, Inc., subsidiaries of AMVESCAP. AMVESCAP's address is 11 Devonshire Square, London EC2M 4YR, England.

(11) This information was provided in a Schedule 13G filed with the SEC on February 12, 1999. If you wish, you may obtain a copy of this report from the SEC. Janus and Thomas H. Bailey, an owner of Janus, have shared voting and dispositive power with respect to 604,700 shares, all of which they disclaim beneficial ownership. Janus Venture Fund, a Janus managed portfolio, owns 575,000 of these shares. Janus's address is 100 Fillmore Street, Denver, CO 80206-4923.



                                     ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Not applicable.

                                          PART IV

                                          ITEM 14

              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)   FINANCIAL STATEMENTS

         The following consolidated financial statements of Engineering Animation, Inc. and its subsidiaries are included in Part II of this report:

                                                                                                            Page

         Report of Ernst & Young LLP.............................................................................32

         Report of Arthur Andersen LLP...........................................................................33

         Consolidated Balance Sheets - December 31, 1998 and 1997................................................34

         Consolidated Statements of Operations - years ended December 31, 1998, 1997 and 1996....................35

         Consolidated Statements of Stockholders' Equity - years

                  ended December 31, 1998, 1997 and 1996.........................................................36

         Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997 and 1996....................37

         Notes to Consolidated Financial Statements..............................................................38


(a)(2)   FINANCIAL STATEMENT SCHEDULE

         None.

(a)(3)   LIST OF EXHIBITS

         Exhibit
         Number       Description

         2.1 Stock Purchase Agreement with DELTA and the DELTA stockholders*

         3.1          Certificate of Incorporation, as amended**

         3.2          By-laws***

         4.1          Specimen Common Stock Certificate***

         4.2 Rights Agreement with First Chicago Trust Company of New York, dated as of January 1, 1996***

         10.1         Amended and Restated 1994 Stock Option Plan+***

         10.2         Non-Employee Directors Stock Option Plan+***

         10.3 Employment and Severance Agreements with Matthew M. Rizai, dated as of January 1, 1996+***

         10.4         Employment and Severance Agreements with Martin J.
                      Vanderploeg, dated as of January 1, 1996+***

         10.5 Employment and Severance Agreements with Jamie A. Wade, dated as of January 1, 1996+***

         10.6 Employment Agreement with Michael J. Jablo, dated as of September 18, 1995+***

         10.7 Employment Agreement with Jerome M. Behar, dated as of May 2, 1997+****

         10.8 Employment Agreement with Patricia F. Johnson, dated as of December 26, 1996 +****

         10.9         Option Agreement with Matthew M. Rizai, dated June 9,
                      1994+***

         10.10        Option Agreement with Martin J. Vanderploeg, dated June 9,
                      1994+***

         10.11 Option Agreement with Matthew M. Rizai, dated as of February 11, 1995+***

         10.12 Option Agreement with Martin J. Vanderploeg, dated February 11, 1995+***

         10.13        Option Agreement with Jamie A. Wade, dated
                      February 11, 1995+***

         10.14 Ground Lease Agreement with Iowa State University Research Park Corporation, dated June 1, 1995***

         10.15        Mortgage with CRE, Inc., dated June 29, 1995***

         10.16 Lease Assignment and Agreement with CRE, Inc., dated June 14, 1995***

         10.17        Lease Agreement with CRE, Inc., dated June 14, 1995***

         21.1         Subsidiaries

         23.1         Consent of Ernst & Young LLP

         23.2         Consent of Arthur Andersen LLP

         27           Financial Data Schedules

------------------------

         +            Denotes compensatory plan.

         * Incorporated herein by reference from our Current Report on Form 8-K filed January 6, 1999.

         ** Incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         *** Incorporated herein by reference from our Registration Statement on Form S-1, SEC file no. 33-80705.

         **** Incorporated herein by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.



(b)      REPORTS ON FORM 8-K

         Form 8-K filed January 6, 1999, as amended by Form 8-K/A filed February 17, 1999, relating to our acquisition of DELTA. Included Item 2, Item 7 and Item 9. Financial statements filed included: (i) Unaudited Pro Forma Consolidated Condensed Combined Financial Statement of the Company and DELTA; and (ii) DELTA Financial Statements.

         Form 8-K filed November 16, 1998, relating to our acquisitions of VSA and Transom. Included "Other Events."

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 1999.

                                   ENGINEERING ANIMATION, INC.

                                   By:   /s/  Jerome M. Behar
                                         --------------------

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


             Signature                                     Title
             ---------                                     -----

/s/      Matthew M. Rizai           Chairman, Chief Executive Officer, President
------------------------------      and Director (Principal Executive Officer)
         Matthew M. Rizai

/s/      Martin J. Vanderploeg      Director
------------------------------
         Martin J. Vanderploeg

/s/      Jerome M. Behar            Vice President of Finance and Chief
                                    Financial Officer
------------------------------      (Principal Financial and Accounting Officer)
         Jerome M. Behar

/s/      Jamie A. Wade              Director
------------------------------
         Jamie A. Wade

/s/      Michael M. Crow            Director
------------------------------
         Michael M. Crow

/s/      Lawrence J. Kirshbaum      Director
------------------------------
         Lawrence J. Kirshbaum

                                        INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

21.1                       Subsidiaries

23.1                       Consent of Ernst & Young LLP

23.2                       Consent of Arthur Andersen LLP

27                         Financial Data Schedules