Form 10-Q
period 1999-03-31
ENGINEERING ANIMATION INC
filed 1999-05-12
CIK 1005270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                           Yes      ____X___                  No       ________




         As of April 30, 1999, there were 11,845,700 shares of the Registrant's $0.01 par value common stock outstanding.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION                                      PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               At March 31, 1999 and December 31, 1998                      3

               Condensed Consolidated Statements of Operations
               For the three months ended March 31, 1999 and 1998           4

               Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998           5

               Notes to Condensed Consolidated Financial Statements         6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk  15


PART II.       OTHER INFORMATION

Item 1.        Legal proceedings                                           16

Item 6.        Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                 17


PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                           ENGINEERING ANIMATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   ----------------------------
                                                                                    March 31,     December 31,
                                                                                      1999            1998
                                                                                   ------------   -------------
Assets                                                                             (Unaudited)       (Note)

Current assets:
    Cash and cash equivalents                                                         $ 24,154        $ 23,623
    Short-term investments                                                              13,349          11,873
    Accounts receivable:
       Billed                                                                           23,804          30,539
       Unbilled                                                                          9,740           8,969
    Deferred income taxes                                                                1,238           1,250
    Prepaid expenses and other assets                                                    5,214           4,071
                                                                                   ------------   -------------

       Total current assets                                                             77,499          80,325

Property and equipment, net                                                             20,746          19,781

Other assets:
    Note receivable                                                                      1,408           1,408
    Software development costs, net                                                      2,591           2,265
    Deferred income taxes                                                                  511             503
    Goodwill and developed technology, net                                              10,322          10,973
    Other                                                                                1,408           1,525
                                                                                   ------------   -------------

       Total assets                                                                   $114,485       $ 116,780
                                                                                   ============   =============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                                   $ 3,827         $ 3,788
    Accrued compensation and other accrued expenses                                      9,086          10,871
    Deferred revenue                                                                     3,441           3,596
    Bank debt, current portion of long-term debt and lease obligations                   3,245           3,327
                                                                                   ------------   -------------
       Total current liabilities                                                        19,599          21,582

Long-term debt and lease obligations due after one year                                  1,336           1,480
Other long-term liabilities                                                                173             179
Stockholders' equity                                                                    93,377          93,539
                                                                                   ------------   -------------

       Total liabilities and stockholders' equity                                     $114,485       $ 116,780
                                                                                   ============   =============



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)




                                                                               -------------------------------
                                                                                Three months ended March 31,
                                                                                   1999             1998
                                                                               --------------   --------------


    Software revenues                                                               $ 19,415         $ 16,581
    Interactive revenues                                                               5,385            5,564
                                                                               --------------   --------------
        Net revenues                                                                  24,800           22,145
    Cost of revenues                                                                   9,444            7,053
                                                                               --------------   --------------
    Gross profit                                                                      15,356           15,092

    Operating expenses:
        Sales and marketing                                                            7,121            5,169
        General and administrative                                                     2,994            2,855
        Research and development                                                       5,341            3,911
        Acquisition costs and non-recurring expenses                                     651            4,524
                                                                               --------------   --------------

    Total operating expenses                                                          16,107           16,459
                                                                               --------------   --------------

    Loss from operations                                                                (751)          (1,367)

    Other income, net                                                                    344              519
                                                                               --------------   --------------


    Loss before income taxes                                                            (407)            (848)

    Income tax expense (benefit)                                                          93             (201)
                                                                               --------------   --------------

    Net loss                                                                          $ (500)          $ (647)
                                                                               ==============   ==============
    Loss per share:
        Loss per share-basic and diluted                                             $ (0.04)         $ (0.06)

        Weighted average shares outstanding                                           11,792           11,172
                                                                               ==============   ==============

See accompanying notes.

                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                                 -------------------------------
                                                                                  Three months ended March 31,
Operating activities                                                                 1999             1998
                                                                                 -------------   ---------------
Net loss                                                                               $ (500)           $ (647)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
     Goodwill and developed technology amortization expense                               651               274
     Depreciation and other amortization expense                                        1,435               920
     Deferred income taxes                                                                 (5)             (371)
     Changes in operating assets and liabilities
      Billed accounts receivable                                                        6,599             1,328
      Unbilled accounts receivable                                                       (788)           (2,075)
      Prepaid expenses                                                                   (985)              (14)
      Accounts payable                                                                     51               658
      Accrued expenses                                                                 (1,562)           (1,192)
      Income taxes                                                                       (161)             (241)
      Deferred revenue                                                                   (155)               40
                                                                                 -------------     -------------
Net cash provided by (used in) operating activities                                     4,580            (1,320)
                                                                                 -------------     -------------

Investing activities

Purchases of property and equipment                                                    (2,166)           (2,379)
Change in other assets                                                                     (3)               58
Capitalization of software development costs                                             (473)              (96)
Maturities of marketable securities                                                     7,000            11,525
Purchases of marketable securities                                                     (8,476)          (16,996)
                                                                                 --------------    -------------
Net cash used in investing activities                                                  (4,118)           (7,888)
                                                                                 --------------    -------------

Financing activities

Net change in restricted cash                                                               -                72
Net change in short-term borrowing                                                          -               950
Proceeds from long-term debt
   and capital lease obligations                                                            -               155
Payments on long-term debt and capital lease
   obligations                                                                           (226)             (224)
Net proceeds from exercise of options and warrants                                        581             1,052
Net proceeds from issuance of stock                                                         -             1,241
                                                                                 -------------    --------------
Net cash provided by financing activities                                                 355             3,246
                                                                                 -------------    --------------

Net increase (decrease) in cash and cash equivalents                                      817            (5,962)
                                                                                 -------------    --------------
Effect of exchange rates                                                                 (286)               (2)
Cash and cash equivalents at beginning of period                                       23,623            25,881
                                                                                 -------------    --------------

Cash and cash equivalents at end of period                                           $ 24,154          $ 19,917
                                                                                 ==============  ===============

See accompanying notes.


Engineering Animation, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The Company has restated the financial data to give retroactive effect to the 1998 acquisitions of Variation Systems Analysis, Inc. ("VSA"); Transom Technologies, Inc. ("Transom"); and DELTA Industrie Informatik GmbH ("DELTA"), all of which were accounted for as pooling of interests. The financial statements also include the operations of Sense8 Corporation ("Sense8") since June 17, 1998, the date of its acquisition by the Company. This transaction was accounted for as a purchase.

         Certain prior year financial information has been reclassified to conform to the 1999 financial statement presentation.




2.       SEGMENT INFORMATION


 (in thousands)
                                                    Software    Interactive
Three months ended March 31, 1999                   Division       Division      Corporate          Total
----------------------------------------------------------------------------------------------------------
Revenues from external customers                    $ 19,415       $  5,385         $    -       $ 24,800
Segment operating income                               1,145          1,111         (3,007)          (751)

                                                    Software    Interactive
Three months ended March 31, 1998                   Division       Division      Corporate          Total
----------------------------------------------------------------------------------------------------------
Revenues from external customers                    $ 16,581       $  5,564         $    -       $ 22,145
Segment operating income                               4,324          1,304         (6,995)        (1,367)


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

RESULTS OF OPERATIONS

Revenue Recognition

         We derive revenues from sales of software products and interactive products. We recognize revenues from software products when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of Position 97-2 ("SOP 97-2") as issued by the American Institute of Certified Public Accountants (AICPA) have been met. The four basic criteria are: persuasive evidence that an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable. Software revenues include revenues from software development contracts, professional services, customer support and maintenance. Revenue from customer support and maintenance are deferred and recognized ratably over the period these services are provided. We recognize revenues from software development contracts, professional services and interactive products based upon labor costs incurred and progress to completion on contracts.


                                  NET REVENUES

Three months ended March 31,
(in thousands)                                              1999              Change                    1998
--------------------------------------------------------------------------------------------------------------------
Software products                                       $19,415               17 %                       $16,581
Interactive products                                      5,385               (3)%                         5,564
---------------------------------------------------------------------------------------------------------------------
Total                                                   $24,800               12 %                       $22,145


          Revenues increased 12% to $24.8 million for the three months ended March 31, 1999 from $22.1 million for the three months ended March 31, 1998.

          Software products revenue increased 17% to $19.4 million for the three months ended March 31, 1999 from $16.6 million for the three months ended March 31, 1998. The increase is attributed to growth in sales of software licenses, services and maintenance. Revenue growth from the sale of software products was lower than expected because we did not complete several key sales in the first quarter of 1999.

          Interactive products revenue decreased 3% to $5.4 million for the three months ended March 31, 1999 from $5.6 million for the three months ended March 31, 1998. This decrease is primarily attributed to key interactive division personnel working on software division projects during the first quarter of 1999.



                                   COST OF REVENUES


Three months ended March 31,
(in thousands)                                               1999           Change                      1998
---------------------------------------------------------------------------------------------------------------------
Expense                                                    $9,444              34%                       $7,053

As a percentage
of net revenues                                                38%                                           32%


          Our cost of revenues include cost of production, direct labor and other costs associated with funded development and professional services, packaging and distribution costs, royalties and amortization of capitalized software costs. Cost of revenues increased 34% to $9.4 million for the three months ended March 31, 1999 from $7.1 million for the three months ended March 31, 1998, primarily due to increased head count and other labor costs. The increase is primarily attributed to increased costs involved with expanded software product development projects. The cost of revenues as a percentage of revenues increased to 38% from 32% for the three months ended March 31, 1999 and 1998 primarily due to software products and total revenue being lower than expected in the first quarter of 1999.

         We capitalize certain software development costs in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the quarters ended March 31, 1999 and 1998, we capitalized software costs of $473,000 and $96,000. Amortization expenses reported as cost of revenues for the quarters ended March 31, 1999 and 1998 were $147,000 and $137,000.

Operating Expenses

                                   SALES AND MARKETING


Three months ended March 31,
(in thousands)                                              1999            Change                        1998
---------------------------------------------------------------------------------------------------------------------------

Expense                                                    $7,121             38%                        $5,169

As a percentage
of net revenues                                                29%                                           23%



         Sales and marketing expenses include personnel costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, mail campaigns, trade shows, depreciation and other costs. Our sales and marketing expenses increased 38% to $7.1 million for the three months ended March 31, 1999 from $5.2 million for the three months ended March 31, 1998 primarily due to personnel increases in the sales and marketing group and related compensation expense. Sales and marketing expenses increased to 29% of total revenues for the three months ended March 31, 1999 from 23% for the three months ended March 31, 1998 due primarily to total revenue being lower than expected in the first quarter of 1999.

                                   GENERAL AND ADMINISTRATIVE



Three months ended March 31,
(in thousands)                                               1999           Change                         1998
---------------------------------------------------------------------------------------------------------------------------

Expense                                                    $2,994              5%                        $2,855

As a percentage
of net revenues                                                12%                                           13%


         General and administrative expenses consist primarily of salaries and facility costs for administrative, systems, legal, executive and accounting personnel, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense, bad debt expense and other costs. General and administrative expenses increased 5% to $3.0 million for the three months ended March 31, 1999 from $2.9 million for the three months ended March 31, 1998. Increased salary costs related to general and administrative personnel were partially offset by cost savings in other types of expenses.

                                   RESEARCH AND DEVELOPMENT


Three months ended March 31,
(in thousands)                                               1999           Change                        1998
---------------------------------------------------------------------------------------------------------------------------

Expense                                                    $5,341             37%                        $3,911

As a percentage
of net revenues                                                22%                                           18%


         Research and development expenses focus on product development and consist primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expenses and outside consulting fees. Research and development expenses increased 37% to $5.3 million for the three months ended March 31, 1999 from $3.9 million for the three months ended March 31, 1998 due to increased staffing and related costs. Research and development expenses increased to 22% of total revenues for the three months ended March 31, 1999 from 18% for the three months ended March 31, 1998 due primarily to total revenue being lower than expected in the first quarter of 1999.

                  ACQUISITION COSTS AND NON-RECURRING EXPENSES



Three months ended March 31,
(in thousands)                                               1999           Change                        1998
---------------------------------------------------------------------------------------------------------------------------

Expenses                                                    $651             (86)%                        $4,524

As a percentage
of net revenues                                               3%                                              20%


         In the first quarter of 1998, EAI formed strategic partnerships with General Electric Corporate Research and Development and Hewlett-Packard Company to license technology to incorporate into VisProducts(R) software. Both agreements are accounted for as non-recurring charges to purchased technology expense in the first quarter of 1998 in the aggregate amount of $4.2 million.

         Goodwill  and  developed  technology   amortization  was  $651,000  and
$274,000 in the first quarter of 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, we had $37.5 million in cash, cash equivalents and short-term investments. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

         Net cash provided by operating activities was $4.6 million for the three months ended March 31, 1999. Net cash used by operating activities was $1.3 million for the three months ended March 31, 1998. Net cash provided by operating activities during the first quarters of 1999 and 1998 were $5.7 million and $2.4 million excluding cash flows related to acquisition costs and non-recurring expenses. The increase in net cash provided by operating activities was due primarily to increased collections on accounts receivable.

         Net cash used in investing activities was $4.1 million for the three months ended March 31, 1999 primarily due to purchasing $2.2 million of property and equipment and increasing our short-term investments by $1.5 million. For the three months ended March 31, 1998, we used cash of $7.9 million in investing activities primarily due to increasing our short-term investment portfolio by $5.5 million and purchasing $2.4 million of property and equipment.

         Net cash provided by financing activities was $0.4 million and $3.2 million for the three months ended March 31, 1999 and 1998. For the first quarter of 1999, the main financing source was proceeds from stock option exercises. For the first quarter of 1998 the main financing sources were proceeds from stock option exercises, issuance of stock and net increases in short-term borrowings. We have two lines of credit totaling $4.5 million of which $3.0 million was utilized as of March 31, 1999.

         We plan to invest in sales, marketing and research and development infrastructure. This will include investments in existing and advanced areas of technology that could include using cash to acquire technology and to fund ventures and other strategic opportunities. Additions to property and equipment we intend to continue, including new or expanding facilities and computer systems for research and development, sales and marketing, support and administrative staff.

         We have not paid any cash dividends and do not currently anticipate paying cash dividends in the future. There can be no assurance that we will ever pay a cash dividend.

         We believe our current cash and short-term investment balances will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next twelve months. There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such time as we may require it.

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

         Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed in this report. We will not update the forward-looking statements, even if they become incorrect or misleading. We make these statements under the protection afforded them by
Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

Variability of Operating Results

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

         In addition to general economic conditions, the following factors affect our revenues:

      *    difficulties in forecasting the volume and timing of customer orders;

      * the timing of our introduction of new products relative to our competitors' introduction of similar products;

      * our arrangements with publishers and distributors to market our products;

      *    customer budgets; and

      *    our ability to competitively price our products and services.


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

         Products: We have inventoried our current products, which are defined as products currently being sold and products no longer being sold but which we continue to support under software maintenance agreements. We have identified the inventoried products we believe to be Year 2000 ready. We consider a product Year 2000 ready if it is capable of correctly processing, providing and receiving date data within and between the 20th and 21st centuries, during 1999, 2000 and leap year calculations. This assumes that our product is used in accordance with its associated documentation and all other hardware and software products used with our software properly exchange accurate date data with it. As we test our software, we coincidentally test third party software included in our products. We have evaluated and tested most of our products for Year 2000 readiness and anticipate completing our product evaluation and testing by August 1999. We estimate the total cost of testing our products at less than $10,000. Additionally, some of our customers have tested our products. Collectively, we have identified only a few Year 2000 issues associated with our products and have offered our customers a patch or an upgrade.

         Facilities: We lease offices in over 23 locations throughout the world. We have identified our mission critical facilities and have prepared an inventory of their mission critical information technology ("IT") and non-IT systems. We consider an office to be mission critical if it supports approximately 15 or more employees or if it supports a critical function or contract. Generally, we consider a location's telecommunications, utilities, HVAC and security systems as mission critical. We have gathered Year 2000 information on most of these systems from suppliers. For some of these suppliers, we depend upon their web site disclosures; for others, we have written to them or spoken with them directly. We will continue to gather and review information through 1999 and will assess on an on-going basis whether contingency planning is needed. The costs associated with these activities to date are nominal.

         Systems:  Our business  utilizes Unix,  database and personal  computer
(PC) software/hardware systems. Management of these systems is centralized in our corporate headquarters. We have evaluated these systems and determined that most will require software upgrades (patches) to address Year 2000 issues. Generally, systems manufacturers have made patches available for free over the Internet. We install these patches as they are made available by the manufacturers. Where patches are not available, we have implemented alternative actions such as internal testing, or phase-out or replacement of equipment.

         We have either patched or phased out due to obsolescence approximately 90% of our Unix systems. Of the remaining systems, the majority will be addressed by July 1999. Two of these systems are scheduled for patching in late 1999 due to the inability to take them off line earlier. We estimate the total cost to install the Unix system patches at less than $10,000.

         Our centralized databases include the accounting, human resources and payroll systems. Although we have done some database testing, we are primarily relying on the assurances of the suppliers of these systems for Year 2000 readiness. We will continue to conduct testing of these systems through the first half of 1999.

         We use approximately 1,000 PCs company-wide, with nearly every employee dependent upon a PC for the performance of his or her daily work. Most, if not all of these PCs will need to be patched. We project completing the installation of these patches by August 1999. We estimate the total cost for the PC upgrading at less than $25,000.

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

         For a more complete discussion of other risk factors affecting the Company, see the Company's 1998 Annual Report on Form 10-K.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

           Our revenue originating outside the U.S. in the first quarter of 1999 and 1998 was 23% and 16% of total revenues. International sales are made mostly from our foreign sales subsidiaries in the local countries. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in the local currency.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Interest Rates

         We invest our cash in a variety of financial instruments, including bank time deposits and fixed rate obligations of governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading.

PART II. OTHER INFORMATION

Item 1.       Legal proceedings

         Six class action lawsuits have been filed in the United States District Court for the Southern District of Iowa. The actions are purported class actions of all persons who purchased our common stock between February 19, 1998 and April 6, 1999. The named defendants include the Company and certain of its executive officers. The complaints allege various violations of federal securities laws and seek unspecified damages. A motion for the appointment of lead counsel and the consolidation of five of these purported class action lawsuits is pending. It is anticipated that the sixth action will be consolidated with the other five actions. We believe that the allegations are totally without merit and intend to oppose the actions vigorously.



Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits - See Index to Exhibits

         (b)      Reports on Form 8-K.

         Form 8-K filed January 6, 1999, as amended by Form 8-K/A filed February 17, 1999, relating to our acquisition of DELTA including Item 2, Item 7 and Item
9. Financial statements filed included: (i) Unaudited Pro Forma Consolidated Condensed Combined Financial Statement of the Company and DELTA; and (ii) Audited DELTA Financial Statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1999                                  ENGINEERING ANIMATION, INC.
     -------------                                 (Registrant)

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

                                INDEX TO EXHIBITS



Exhibit      Description

3.2          By-laws as amended and restated on March 15, 1999

27           Financial Data Schedule