Form 10-Q
period 1999-06-30
ENGINEERING ANIMATION INC
filed 1999-08-12
CIK 1005270

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                ------------------

                                    FORM 10-Q

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----
                               EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----                        EXCHANGE ACT OF 1934

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

                           Yes   X                    No
                               -----                     ------

         As of August 6, 1999, there were 11,951,367 shares of the Registrant's $0.01 par value common stock outstanding.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION                                     PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               At June 30, 1999 and December 31, 1998                         3

               Condensed Consolidated Statements of Operations
               For the three and six months ended June 30, 1999 and 1998      4

               Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 1999 and 1998                5

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

Item 3.        Quantitative and Qualitative Disclosures about Market Risk    19


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                             20

Item 4.        Submission of Matters to a Vote of Security Holders           20

Item 6.        Exhibits and Reports on Form 8-K                              21


SIGNATURES                                                                   21


PART I.    FINANCIAL INFORMATION
Item 1.       Financial Statements

                                           ENGINEERING ANIMATION, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands; unaudited)

                                                                         ---------------------
                                                                         June 30,  December 31,
                                                                           1999        1998
                                                                         ---------   ---------
Assets
Current assets:
    Cash and cash equivalents                                            $ 25,544   $ 23,623
    Short-term investments                                                  6,462     11,873
    Accounts receivable:
       Billed                                                              28,498     26,684
       Unbilled                                                             6,125      3,595
    Prepaid expenses and other assets                                       4,753      3,879
                                                                         --------   --------
       Total current assets                                                71,382     69,654

Property and equipment, net                                                20,510     15,848

Other assets:
    Note receivable                                                         1,408      1,408
    Software development costs, net                                         2,224      1,679
    Deferred income taxes                                                   2,010      2,019
    Goodwill and developed technology, net                                  9,672     10,973
    Other                                                                   1,266      1,423
    Net assets of discontinued operations                                    --       12,586
                                                                         --------   --------
       Total assets                                                      $108,472   $115,590
                                                                         ========   ========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                     $  5,407   $  3,340
    Accrued compensation and other accrued expenses                         8,485     10,135
    Deferred revenue                                                        4,613      3,590
    Bank debt, current portion of long-term debt and lease obligations      4,739      3,327
                                                                         --------   --------
       Total current liabilities                                           23,244     20,392

Long-term debt and lease obligations due after one year                     1,283      1,480
Other long-term liabilities                                                   170        179
Net liabilities of discontinued operations                                     30       --
Stockholders' equity                                                       83,745     93,539
                                                                         --------   --------

       Total liabilities and stockholders' equity                        $108,472   $115,590
                                                                         ========   ========


See accompanying notes.



                                         ENGINEERING ANIMATION, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share data; unaudited)


                                                      --------------------   --------------------
                                                           Three months          Six months
                                                          ended June 30,        ended June 30,
                                                        1999         1998      1999        1998
                                                      -------     --------   --------    --------
Revenues                                              $ 27,227    $ 20,339   $ 47,575    $ 38,187
Cost of revenues                                         7,810       6,029     14,880      10,864
                                                      --------    --------   --------    --------
Gross profit                                            19,417      14,310     32,695      27,323

Operating expenses:
   Sales and marketing                                   7,761       4,763     14,427       9,217
   General and administrative                            3,626       2,574      6,369       5,244
   Research and development                              4,731       3,690      9,447       7,007
   Acquisition costs and non-recurring expenses            650       2,181      1,301       6,705
                                                      --------    --------   --------    --------

Total operating expenses                                16,768      13,208     31,544      28,173
                                                      --------    --------   --------    --------

Income (loss) from operations                            2,649       1,102      1,151        (850)

Other income, net                                          280         512        624       1,031
                                                      --------    --------   --------    --------


Income from continuing operations before income tax      2,929       1,614      1,775         181

Income tax expense                                       1,360       1,449      1,169       1,025
                                                      --------    --------   --------    --------

Income (loss) from continuing operations                 1,569         165        606        (844)

Discontinued operations:
   Income (loss) from discontinued operations
      net of tax (see note 2)                           (2,390)        412     (1,927)        774
   Provision for exiting discontinued operations
       including operating losses during phase out
       period, net of tax (see note 2)                  (8,930)       --       (8,930)       --
                                                      --------    --------   --------    --------
Net income (loss)                                     $ (9,751)   $    577   $(10,251)   $    (70)
                                                      ========    ========   ========    ========

Earnings (loss) per share:
   Basic
      Continuing operations                           $   0.13    $   0.01   $   0.05    $  (0.07)
      Discontinued operations                            (0.95)       0.04      (0.92)       0.06
                                                      --------    --------   --------    --------
          Total                                       $  (0.82)   $   0.05   $  (0.87)   $  (0.01)
                                                      ========    ========   ========    ========

   Diluted
      Continuing operations                           $   0.12    $   0.01   $   0.05    $  (0.07)
      Discontinued operations                            (0.90)       0.04      (0.85)       0.06
                                                      --------    --------   --------    --------
          Total                                       $  (0.78)   $   0.05   $  (0.80)   $  (0.01)
                                                      ========    ========   ========    ========

   Weighted average shares outstanding                  11,846      11,540     11,819      11,356
                                                      ========    ========   ========    ========

   Weighted average shares outstanding
      and assumed conversion                            12,566      12,786     12,743      11,356
                                                      ========    ========   ========    ========


See accompanying notes.

                                          ENGINEERING ANIMATION, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands; unaudited)
                                                                                ---------------------
                                                                                     Six months
                                                                                   ended June 30,
Operating activities                                                              1999        1998
                                                                                --------    --------
Net loss                                                                        $(10,251)   $    (70)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities
     Goodwill and developed technology amortization expense                        1,301         538
     Depreciation and other amortization expense                                   3,136       1,921
     Deferred income taxes                                                            (5)       (516)
     Write-off of purchased in-process research
      and development costs                                                         --         1,918
     Provision for exiting discontinued operations including operating losses
      during phase out period                                                     13,750        --
     Changes in operating assets and liabilities
      Billed accounts receivable                                                  (1,902)     (3,368)
      Unbilled accounts receivable                                                 1,010      (5,065)
      Prepaid expenses                                                              (901)       (292)
      Accounts payable                                                             2,442         958
      Accrued expenses                                                            (1,062)     (1,587)
      Income taxes                                                                (5,875)      1,428
      Deferred revenue                                                             1,189        (766)
                                                                                --------    --------
Net cash provided by (used in) operating activities                                2,832      (4,901)
                                                                                --------    --------

Investing activities
Purchases of property and equipment                                               (6,946)     (4,646)
Change in other assets                                                                (4)     (1,181)
Capitalization of software development costs                                        (993)       (259)
Maturities of marketable securities                                               15,000      32,445
Purchases of marketable securities                                                (9,589)    (34,318)
Sense8 cash purchased                                                               --            79
                                                                                --------    --------
Net cash used in investing activities                                             (2,532)     (7,880)
                                                                                --------    --------

Financing activities
Net change in restricted cash                                                         (1)         71
Net change in short-term borrowing                                                 1,500       1,390
Proceeds from long-term debt
   and capital lease obligations                                                    --           380
Payments on long-term debt and capital lease
   obligations                                                                      (283)       (967)
Net proceeds from exercise of options and warrants                                   781       1,609
Net proceeds from issuance of  stock                                                --         1,598
                                                                                --------    --------
Net cash provided by financing activities                                          1,997       4,081
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                               2,297      (8,700)
                                                                                --------    --------
Effect of exchange rates                                                            (376)        (23)
Cash and cash equivalents at beginning of period                                  23,623      25,881
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $ 25,544    $ 17,158
                                                                                ========    ========


See accompanying notes.

Engineering Animation, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1999. The balance sheet as of December 31, 1998 was derived from audited financial statements but has been restated to reflect net assets of discontinued operations as a separate line item in accordance with Accounting Principles Board Opinion 30. The balance sheets as of June 30, 1999 and December 31, 1998 do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The Company has restated the financial statements to give retroactive effect to the 1998 acquisitions of Variation Systems Analysis, Inc. ("VSA"); Transom Technologies, Inc. ("Transom"); and EAI-DELTA GmbH ("DELTA"), all of which were accounted for as pooling of interests. The financial statements also include the operations of Sense8 Corporation ("Sense8") since June 17, 1998, the date of its acquisition by the Company. The Sense8 transaction was accounted for as a purchase.

         Certain prior year financial information has been reclassified to conform to the 1999 financial statement presentation.

2.       DISCONTINUED OPERATIONS

         EAI announced on July 6, 1999 that it would exit its Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. The Company has established a provision for discontinued operations in the second quarter of 1999 to cover the estimated costs of exiting these businesses including operating losses during the phase out period.

         The following table summarizes revenues from discontinued operations and net income (loss):

                                                                         --------------------   --------------------
                                                                            Three months              Six months
                                                                           ended June 30,            ended June 30,
(in thousands)                                                             1999        1998       1999        1998
                                                                         --------    --------   --------    --------

Revenues from discontinued operations                                    $  2,529    $  5,013   $  6,981    $  9,310
                                                                         ========    ========   ========    ========


Net income (loss) from continuing operations                             $  1,569    $    165   $    606    $   (844)

Discontinued operations:
      Income (loss) from discontinued operations  before tax               (3,855)        664     (3,108)      1,249
      Income tax expense (benefit) of  income (loss)
       from discontinued operations                                        (1,465)        252     (1,181)        475
                                                                         --------    --------   --------    --------
          Net income (loss) from discontinued operations                   (2,390)        412     (1,927)        774
                                                                         --------    --------   --------    --------

      Provision for exiting discontinued operations
         including operating losses during phase out period before tax    (13,750)       --      (13,750)       --
      Income tax  benefit of  provision for exiting
       discontinued operations including  operating
        losses during phase out period                                     (4,820)       --       (4,820)       --
                                                                         --------    --------   --------    --------
          Provision for exiting discontinued operations, net of tax        (8,930)       --       (8,930)       --
                                                                         --------    --------   --------    --------
Net income (loss)                                                        $ (9,751)   $    577   $(10,251)   $    (70)
                                                                         ========    ========   ========    ========


         During the second quarter of 1999, the Company recorded a provision for exiting discontinued operations including operating losses during the phase out period, net of tax, of $8.9 million. The provision includes accruals for severance payments, asset write downs and estimated operating losses during the phase out period.

3.       EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share are computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding.

                                                     ----------------------    ----------------------
(in thousands, except per share data)                       Three months             Six months
                                                           ended June 30,          ended June 30,
                                                       1999           1998       1999          1998
                                                     --------      --------    --------      --------

Numerator:

     Net income (loss) from continuing operations   $    1,569    $      165   $      606    $     (844)
     Income (loss) from discontinued operations        (11,320)          412      (10,857)          774
                                                    ----------    ----------   ----------    ----------
     Net income (loss)                              $   (9,751)   $      577   $  (10,251)   $      (70)
                                                    ==========    ==========   ==========    ==========

Denominator

     Denominator for basic earnings per share-
       weighted average shares                          11,846        11,540       11,819        11,356

     Stock options and warrants                            720         1,246          924          --
                                                    ----------    ----------   ----------    ----------
     Denominator for diluted earnings per share-
       adjusted weighted average shares and
       assumed conversion                               12,566        12,786       12,743        11,356
                                                    ==========    ==========   ==========    ==========

     Basic earnings (loss) per share
        Continued operations                        $     0.13    $     0.01   $     0.05    $    (0.07)
        Discontinued operations                          (0.95)         0.04        (0.92)         0.06
                                                    ----------    ----------   ----------    ----------
           Total                                    $    (0.82)   $     0.05   $    (0.87)   $    (0.01)
                                                    ==========    ==========   ==========    ==========

     Diluted earnings (loss) per share
        Continued operations                        $     0.12    $     0.01   $     0.05    $    (0.07)
        Discontinued operations                          (0.90)         0.04        (0.85)         0.06
                                                    ----------    ----------   ----------    ----------
           Total                                    $    (0.78)   $     0.05   $    (0.80)   $    (0.01)
                                                    ==========    ==========   ==========    ==========

4.       COMPREHENSIVE INCOME

         The following table summarizes comprehensive income for the three and six months ended June 30, 1999 and 1998:



                                          ---------------------------------------------
(in thousands)                                Three months              Six months
                                             ended June 30,           ended June 30,
                                            1999         1998       1999        1998
                                          ---------   ---------   ---------   ---------
Net income (loss) as reported             $ (9,751)   $    577    $(10,251)   $    (70)
Foreign currency translation adjustment        (81)        (21)       (324)        (23)
                                          --------    --------    --------    --------
Total comprehensive income (loss)         $ (9,832)   $    556    $(10,575)   $    (93)
                                          ========    ========    ========    ========

                           ENGINEERING ANIMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Overview

         We provide Internet-enabled visual process management, collaboration, analysis and communication solutions for extended manufacturing enterprises. Our solutions improve communication among engineering, manufacturing, marketing, purchasing, sales and support teams and their suppliers, allowing them to work on their processes concurrently. Traditionally, these processes have involved sequential steps by separate internal teams that use disparate data creation and storage systems. Our solutions allow users to view, analyze and communicate data across extended enterprises without extensive training or expensive computer hardware. In addition, our solutions provide advanced integrated analysis tools for improving the efficiency of product engineering and manufacturing. Our solutions improve product quality while reducing errors, cost and time to market.

         We announced on July 6, 1999 that we are exiting our Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. We have established a provision for discontinued operations in the second quarter of 1999 to cover the estimated costs of exiting these businesses including operating losses during the phase out period. Our prior financial results have been restated to reflect the Interactive Games and Science and Technology businesses as discontinued operations. We will also discontinue the use of the EAI Interactive and Software Division names.

         On July 19, 1999, we announced a partnership with Hewlett-Packard Company (HP). They have agreed to support e-Vis.com, our Internet portal for enterprise and supplier collaboration, integration and e-services, with more than $150 million in hosting services, Web content, marketing support, outsourcing, consulting, high-performance server platforms and use of HP's secure Internet infrastructure.

         The results of operations below are from our continuing operations only.

RESULTS OF OPERATIONS

Revenue Recognition

          Our revenues are derived from software licenses, software development contracts, professional services, customer support and maintenance. We recognize software license revenue when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of Position 97-2 ("SOP 97-2") as issued by the American Institute of Certified Public Accountants (AICPA) have been met. The four basic criteria are: persuasive evidence that an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable. We recognize revenues from software development contracts and professional services based upon labor costs incurred and progress to completion on contracts. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided.


                                    Revenues

Three months ended June 30,
(in thousands)                                             1999               Change                    1998
--------------------------------------------------------------------------------------------------------------------
Revenues                                                $27,227                34%                    $20,339
--------------------------------------------------------------------------------------------------------------------


Six months ended June 30,
(in thousands)                                             1999               Change                    1998
--------------------------------------------------------------------------------------------------------------------
Revenues                                                $47,575                25%                    $38,187
--------------------------------------------------------------------------------------------------------------------

         Revenue increased 34% to $27.2 million for the three months ended June 30, 1999 from $20.3 million for the three months ended June 30, 1998 and increased 25% to $47.6 million for the six months ended June 30, 1999 from $38.2 million for the six months ended June 30, 1998. The increases were attributed to growth in sales of software licenses, services and maintenance.


                                Cost of Revenues

Three months ended June 30,
(in thousands)                                              1999              Change                    1998
--------------------------------------------------------------------------------------------------------------------
Expense                                                  $ 7,810               30%                     $6,029
--------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                  29%                                          30%

Six months ended June 30,
(in thousands)                                              1999              Change                    1998
---------------------------------------------------------------------------------------------------------------------
Expense                                                  $14,880               37%                    $10,864
---------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                  31%                                      28%



         Our cost of revenues include direct labor and other costs associated with funded software development, customer support and professional services, packaging and distribution costs, royalties and amortization of capitalized software costs.

          Cost of revenues increased 30% to $7.8 million for the three months ended June 30, 1999 from $6.0 million for the three months ended June 30, 1998, primarily due to higher compensation and related expenses from the increased number of employees on our professional services team. The cost of revenues as a percentage of revenues decreased to 29% from 30% for the three months ended June 30, 1999 and 1998.

          Cost of revenues increased 37% to $14.9 million for the six months ended June 30, 1999 from $10.9 million for the six months ended June 30, 1998, primarily due to higher compensation and related expenses from the increased number of employees on our professional services team. The cost of revenues as a percentage of revenues increased to 31% from 28% for the six months ended June 30, 1999 and 1998, primarily due to revenue being lower than expected in the first quarter of 1999.

         We capitalize certain software development costs in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the quarters ended June 30, 1999 and 1998, we capitalized software costs of $487,000 and $131,000. Amortization expenses for the quarters ended June 30, 1999 and 1998 were $158,000 and $134,000. For the six months ended June 30, 1999 and 1998, we capitalized software costs of $843,000 and $226,000. Amortization expenses for the six months ended June 30, 1999 and 1998 were $305,000 and $271,000.

Operating Expenses

                              Sales and Marketing


Three months ended June 30,
(in thousands)                                              1999             Change                     1998
--------------------------------------------------------------------------------------------------------------------
Expense                                                   $7,761               63%                     $4,763
--------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                  29%                                          23%

Six months ended June 30,
(in thousands)                                              1999             Change                     1998
--------------------------------------------------------------------------------------------------------------------
Expense                                                  $14,427               56%                     $9,217
--------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                  30%                                          24%



          Sales and marketing expenses include personnel and facility costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, trade shows, depreciation and other costs.

         Our sales and marketing expenses increased 63% to $7.8 million for the three months ended June 30, 1999 from $4.8 million for the three months ended June 30, 1998, primarily due to staffing increases in the sales and marketing group and related compensation expense. Sales and marketing expenses increased to 29% of total revenues for the three months ended June 30, 1999 from 23% for the three months ended June 30, 1998, primarily due to the staffing increases.

     Our sales and marketing expenses increased 56% to $14.4 million for the six months ended June 30, 1999 from $9.2 million for the six months ended June 30, 1998 primarily due to staffing increases in the sales and marketing groupand related compensation expense. Sales and marketing expenses increased to 30% of total revenues for the six months ended June 30, 1999 from 24% for the six months ended June 30, 1998 primarily due to the staffing increases and revenue being lower than expected in the first quarter of 1999.


                           General and Administrative


Three months ended June 30,
(in thousands)                                              1999              Change                    1998
--------------------------------------------------------------------------------------------------------------------
Expense                                                    $3,626              41%                     $2,574
--------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    13%                                         13%

Six months ended June 30,
(in thousands)                                              1999              Change                    1998
--------------------------------------------------------------------------------------------------------------------
Expense                                                    $6,369              21%                     $5,244
--------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    13%                                         14%



          General and administrative expenses consist primarily of personnel and facility costs for administrative, systems, legal, executive and accounting
staff,  as  well  as  certain   consulting   expenses,   insurance   costs,
professional fees, depreciation expense, bad debt expense and other costs.

         General and administrative expenses increased 41% to $3.6 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. The increase was primarily due to staffing increases and related compensation expense and increased legal and bad debt expense. General and administrative expenses remained constant at 13% of total revenues for the three months ended June 30, 1999 and 1998.

         General and administrative expenses increased 21% to $6.4 million for the six months ended June 30, 1999 from $5.2 million for the six months ended June 30, 1998. The increase was primarily due to staffing increases and related compensation expense, and increased legal and bad debt expense partially offset by decreases in other types of expenses. General and administrative expenses decreased to 13% of total revenues for the six months ended June 30, 1999 from 14% for the six months ended June 30, 1998.



                            Research and Development

Three months ended June 30,
(in thousands)                                              1999              Change                    1998
--------------------------------------------------------------------------------------------------------------------
Expense                                                    $4,731              28%                     $3,690
--------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    17%                                         18%

Six months ended June 30,
(in thousands)                                              1999              Change                    1998
--------------------------------------------------------------------------------------------------------------------
Expense                                                    $9,447              35%                     $7,007
--------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    20%                                         18%



         Research and development expenses focus on software product development and consist primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expenses and outside consulting fees.

         Research and development expenses increased 28% to $4.7 million for the three months ended June 30, 1999 from $3.7 million for the three months ended June 30, 1998, primarily due to increased staffing and related costs and outside consulting expenses. Research and development expenses decreased to 17% of total revenues for the three months ended June 30, 1999 from 18% for the three months ended June 30, 1998.

         Research and development expenses increased 35% to $9.4 million for the six months ended June 30, 1999 from $7.0 million for the six months ended June 30, 1998, primarily due to increased staffing and related costs and outside consulting expenses. Research and development expenses increased to 20% of total revenues for the six months ended June 30, 1999 from 18% for the six months ended June 30, 1998.


               Acquisition Costs and Non-recurring Expenses


Three months ended June 30,
(in thousands)                                               1999            Change                     1998
--------------------------------------------------------------------------------------------------------------------
Expenses                                                     $650             (70)%                    $2,181
--------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                    2%                                         11%

Six months ended June 30,
(in thousands)                                              1999             Change                     1998
--------------------------------------------------------------------------------------------------------------------
Expenses                                                   $1,301             (81)%                    $6,705
--------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                     3%                                         18%



         Goodwill  and  developed  technology   amortization  was  $650,000  and
$263,000 for the three months ended June 30, 1999 and 1998 and was $1.3 million and $538,000 for the six months ended June 30, 1999 and 1998.

         In the second quarter of 1998, a charge of $1.9 million was incurred for in-process research and development related to the acquisition of Sense8, which was accounted for as a purchase.

         In the first quarter of 1998, we formed strategic partnerships with General Electric Corporate Research and Development and Hewlett-Packard Company to license technology to incorporate into VisProducts(R) software. Both agreements are accounted for as non-recurring charges to purchased technology expense in the first quarter of 1998 in the aggregate amount of $4.2 million.


LIQUIDITY AND CAPITAL RESOURCES

         The following discussion of liquidity and capital resources is for our combined continuing and discontinued operations.

         As of June 30, 1999, we had $32 million in cash, cash equivalents and short-term investments. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

     Net cash provided by operating activities was $2.8 million for the six months ended June 30, 1999. Net cash used in operating activities was $4.9 million for the six months ended June 30, 1998. The increase in net cash provided by operating activities was primarily due to lower growth during the first six months of 1999 in overall accounts receivable balances compared to the first six months of 1998. During the second quarter of 1999, $3.1 million of accounts receivable attributed to license and deferred maintenance revenue was sold to a third party finance company on a non-recourse basis. The effect of increased income taxes receivable on net cash provided by operating activities was offset by an increase in accounts payable. Excluding cash flows related to acquisition costs and non-recurring expenses, net cash provided by operating activities during the first six months of 1999 and 1998 were $4.5 million and $0.9 million.

         Net cash used in investing activities was $2.5 million for the six months ended June 30, 1999. This was primarily due to a $6.9 million increase of property and equipment because of the expansion of our facilities and purchases of computer equipment. This was offset by net maturities in our short-term investments of $5.4 million. For the six months ended June 30, 1998, we used cash of $7.9 million in investing activities. This was primarily due to increasing our short-term investment portfolio by $1.9 million and to increasing our property and equipment $4.6 million relating to the expansion of our facilities and purchases of computer equipment.

         Net cash provided by financing activities was $2.0 million and $4.1 million for the six months ended June 30, 1999 and 1998. For the first six months of 1999, the main financing source was proceeds from stock option exercises and net increases in short-term borrowings. For the first six months of 1998, the main financing sources were proceeds from stock option exercises, issuance of stock and net increases in short-term borrowings. We have two lines of credit totaling $4.5 million, all of which was utilized as of June 30, 1999.

         We plan to invest in sales, marketing and research and development infrastructure. This will include investments in existing and advanced areas of technology that could include using cash to acquire technology and to fund ventures and other strategic opportunities. We intend to continue additions to property and equipment, including new or expanding facilities and computer systems for research and development, sales and marketing, support and administrative staff.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         This report and statements we or our representatives make contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

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

         In addition to general economic conditions, the following factors affect our revenues:

     *    difficulties in forecasting the volume and timing of customer orders;
     * the timing of our introduction of new products relative to our competitors' introduction of similar products;
     *    our arrangements with distributors to market our products;
     *    customer budgets;  and
     *    our ability to competitively price our products and services.


Year 2000 Readiness

         During the second quarter of 1999, we continued evaluating the effect of Year 2000 issues on our core software products, mission critical facilities, databases, and hardware and software systems. Under a plan formulated in 1998 to coordinate our Year 2000 efforts company-wide, the Vice President of Administration continues to direct a task force comprised of high level managers that oversees the evaluation of our products, facilities and operations. In general, the plan called for creating an inventory of current products, mission critical facilities, databases and systems; analyzing our state of knowledge regarding their Year 2000 readiness; gathering additional information through contacts or testing, where needed; assessing whether a risk existed and what to do about it; and developing and implementing remedies, where needed.

         Our business has continued to change since the implementation of the plan. We have taken that into consideration as we have applied the plan. To keep the public informed of our progress, we have developed a location within our Internet Web site for communicating our Year 2000 readiness disclosure information.

         Products: We consider a product Year 2000 ready if it is capable of correctly processing, providing and receiving date data within and between the 20th and 21st centuries, and during 1999, 2000 and leap year calculations. This assumes that our product is used in accordance with its associated documentation and all other hardware and software products used with our software properly exchange accurate date data with it. As we test our software, we coincidentally test third party software included in our products.

         Although we have completed the initial inventory, testing and evaluation of our core software products, some testing efforts will continue throughout the remainder of the year. Additionally, some of our customers have tested and will continue to test our products. Collectively, we have identified only a few Year 2000 issues associated with some of our products and have offered our customers a patch or an upgrade for these products. We have posted to our Web site the Year 2000 readiness status of these products. We estimate the total cost of our having evaluated and tested our current products at less than $20,000.

         Facilities: We lease offices in about 30 locations throughout the world. Of these offices, we have identified our mission critical facilities. We consider an office to be mission critical if it supports approximately 15 or more employees or if it supports a critical function or contract.

         We have prepared an inventory of the mission critical information technology ("IT") and non-IT systems for the mission critical facilities. Generally, we consider a location's telecommunications, utilities, HVAC and security systems as mission critical systems. We have continued our efforts to gather Year 2000 information on these systems from landlords and suppliers. For some of the suppliers, we are depending upon their Web site disclosures for their Year 2000 assurances; for others, we have written to them or spoken with them directly. We will continue to gather and review the information through 1999 as it is updated by the landlords and suppliers to assess whether contingency planning is needed. The costs associated with these activities to date have been nominal.

         Systems:  Our business  utilizes Unix,  database and personal  computer
(PC) software/hardware systems. Management of these systems is centralized in our corporate headquarters. We evaluated these systems and determined that most required software upgrades (patches) to address Year 2000 issues. Generally, systems manufacturers have made patches available for free over the Internet. We install these patches as they are made available by the manufacturers. Where patches are not available, we have implemented alternative actions such as internal testing, or phase-out or replacement of equipment.

         Due to obsolescence, we have either patched or will phase out by the end of 1999 our Unix Systems. We estimate the total cost to install the Unix system patches at less than $10,000.

         Our centralized databases include the accounting, human resources and payroll systems. Although we have done some database testing, we are primarily relying on the statements of the suppliers of these systems regarding their Year 2000 readiness.

         Nearly every employee is dependent upon a PC for the performance of his or her daily work. Most, if not all of these PCs, needed to be patched. With over 60% of these PCs already patched, we have scheduled this project to continue into September 1999.
We estimate the total cost for the PC upgrading at less than $25,000.

         Contingency Plan: Our products are based on software that is relatively new. This, plus the relatively few Year 2000 issues that have been identified to date through internal and external testing of our products, leads us to believe that the most reasonably likely worst case scenario for us does not involve our products. Instead, a worst case scenario is more likely to arise from the failure of externally supplied services, such as utilities or telecommunications, over which we have no control.

         We have developed a model contingency plan for these types of Year 2000 issues. Our facilities will be implementing facility-specific versions of this plan during the third and fourth quarters of 1999.

         We can not ensure that we have identified and assessed all Year 2000 issues that may affect us. We also can not ensure that we have adequately addressed the Year 2000 issues that we have identified. Any of these failures or oversights could materially adversely affect our business operations or financial statements.

         For a more complete discussion of other risk factors affecting the Company, see the Company's 1998 Annual Report on Form 10-K.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

         Our revenue originating outside the U.S. for both the first six months of 1999 and 1998 was 28% of total revenue. International sales are made mostly from our foreign subsidiaries in local currency. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in local currency.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency volatility. Our largest foreign currency exposure is from the German Deutsche Mark. Our future results could be adversely impacted by changes in these or other factors.

Interest Rates

         We invest our cash in a variety of financial instruments, including bank time deposits and fixed rate obligations of governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. Interest rate risk is mitigated by the short-term nature of our investments. Our investment securities are held for purposes other than trading.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

         Six class action lawsuits have been consolidated in the United States District Court for the Southern District of Iowa. The actions are purported class actions of all persons who purchased our common stock between February 19, 1998 and April 6, 1999. The named defendants include the Company and certain of its executive officers. The complaints allege various violations of federal securities laws and seek unspecified damages. Lead counsel for the plaintiffs has been appointed. We believe that the allegations are totally without merit and intend to oppose the actions vigorously.

Item 4.       Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on May 11, 1999, the stockholders of the Company (1) elected Matthew M. Rizai and Michael
M. Crow as directors of the Company to hold office until the 2002 annual meeting of stockholders (subject to the election and qualification of their successors or their earlier death, resignation or removal); (2) approved the amendment and restatement of the Stock Option Plan to increase the number of shares that may be issued under the Plan from 1,785,000 to 2,335,000 and to make a technical amendment to the Plan; and (3) ratified the appointment of Ernst & Young LLP as auditors. The votes were as follows:


                                                                                         Withheld/
                                                     Votes for         Votes against      Abstain

(1)Election of director:
    Matthew M. Rizai                                  9,919,072                    -       112,467
    Michael   M. Crow                                 9,917,183                    -       114,356

(2) Approval of amendment and  restatement  of the
    Stock Option Plan to increase number of shares
    that may be issued                                7,184,834            2,660,055       186,650

(3) Ratification of the appointment
      of Ernst & Young LLP as auditors                9,698,469               53,471       279,599


Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

                  See index to exhibits.


         (b)      Reports on Form 8-K

                  Form 8-K filed July 9, 1999, relating to the Company's announcement July 6, 1999 of its exit from the Interactive Games and Science and Technology businesses.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1999                          ENGINEERING ANIMATION, INC.
     ----------------
                                                    (Registrant)

                                              By:    /s/  Jerome M. Behar
                                                       -------------------
                                                          Jerome M. Behar
                                                  Vice President of Finance and
                                                       Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)

                                INDEX TO EXHIBITS


10.1     Employment Letter to Robert Nierman, dated as of April 16, 1999.+

27.1     Financial Data Schedule

27.2     Financial Data Schedule

27.3     Financial Data Schedule

27.4     Financial Data Schedule

27.5     Financial Data Schedule


         --------------------
+ Denotes compensatory agreement.