Form 10-Q/A
period 1999-06-30
ENGINEERING ANIMATION INC
filed 1999-11-12
CIK 1005270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-Q/A-1

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

                                TABLE OF CONTENTS


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

PART I.    FINANCIAL INFORMATION
Item 1.       Financial Statements

                                           ENGINEERING ANIMATION, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands; unaudited)

                                                                                        ----------------------
                                                                                        Restated
                                                                                        June 30,    December 31,
                                                                                          1999         1998
                                                                                        --------      --------
Assets
Current assets:
    Cash and cash equivalents                                                          $ 25,544      $ 23,623
    Short-term investments                                                                6,462        11,873
    Accounts receivable:
       Billed                                                                            21,021        26,684
       Unbilled                                                                           6,125         3,595
    Deferred income taxes                                                                 1,233         1,250
    Income taxes receivable                                                               4,622         1,882
    Prepaid expenses and other assets                                                     2,670         1,997
                                                                                        --------      --------
       Total current assets                                                              67,677        70,904

Property and equipment, net                                                              20,510        15,848

Other assets:
    Note receivable                                                                       1,408         1,408
    Software development costs, net                                                       2,224         1,679
    Deferred income taxes                                                                   777           769
    Goodwill and developed technology, net                                                9,672        10,973
    Other                                                                                 1,266         1,423
    Net assets of discontinued operations                                                     -        12,586
                                                                                        -------      --------
       Total assets                                                                    $103,534      $115,590
                                                                                       ========      ========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                                   $  5,407      $  3,340
    Accrued compensation and other accrued expenses                                       8,052        10,135
    Deferred revenue                                                                      4,241         3,590
    Bank debt, current portion of long-term debt and lease obligations                    4,739         3,327
                                                                                       --------      --------
       Total current liabilities                                                         22,439        20,392

Long-term debt and lease obligations due after one year                                   1,283         1,480
Other long-term liabilities                                                                 170           179
Net liabilities of discontinued operations                                                   30             -
Stockholders' equity                                                                     79,612        93,539
                                                                                       --------      --------
       Total liabilities and stockholders' equity                                      $103,534      $115,590
                                                                                       ========      ========


See accompanying notes.



                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                              ------------------------------    -------------------------------
                                                               Three months ended June 30,        Six months ended June 30,
                                                                Restated                          Restated
                                                                  1999            1998              1999             1998
                                                              --------------  --------------    --------------  ---------------
     Revenues                                                      $ 20,120        $ 20,339          $ 40,468         $ 38,187
     Cost of revenues                                                 7,810           6,029            14,880           10,864
                                                              --------------  --------------    --------------  ---------------
     Gross profit                                                    12,310          14,310            25,588           27,323
     Operating expenses:
        Sales and marketing                                           7,328           4,763            13,994            9,217
        General and administrative                                    3,626           2,574             6,369            5,244
        Research and development                                      4,731           3,690             9,447            7,007
        Acquisition costs and non-recurring expenses                    650           2,181             1,301            6,705
                                                              --------------  --------------    --------------  ---------------
     Total operating expenses                                        16,335          13,208            31,111           28,173
                                                              --------------  --------------    --------------  ---------------
     Income (loss) from operations                                   (4,025)          1,102            (5,523)            (850)

     Other income, net                                                  282             512               626            1,031
                                                              --------------  --------------    --------------  ---------------
     Income (loss) from continuing operations before income tax      (3,743)          1,614            (4,897)             181

     Income tax expense (benefit)                                    (1,179)          1,449            (1,370)           1,025
                                                              --------------  --------------    --------------  ---------------
     Income (loss) from continuing operations                        (2,564)            165            (3,527)            (844)

     Discontinued operations:
        Income (loss) from discontinued operations
           net of tax (see note 2)                                   (2,390)            412            (1,927)             774
        Provision for exiting discontinued operations
            including operating losses during phase out
            period, net of tax (see note 2)                          (8,930)              -            (8,930)               -
                                                              --------------  --------------    --------------  ---------------
     Net income (loss)                                            $ (13,884)          $ 577         $ (14,384)           $ (70)
                                                              ==============  ==============    ==============  ===============

     Earnings (loss) per share:
        Basic
           Continuing operations                                    $ (0.22)         $ 0.01           $ (0.30)         $ (0.07)
           Discontinued operations                                    (0.95)           0.04             (0.92)            0.06
                                                              --------------  --------------    --------------  ---------------
               Total                                                $ (1.17)         $ 0.05           $ (1.22)         $ (0.01)
                                                              ==============  ==============    ==============  ===============

        Diluted
           Continuing operations                                    $ (0.22)         $ 0.01           $ (0.30)         $ (0.07)
           Discontinued operations                                    (0.95)           0.04             (0.92)            0.06
                                                              --------------  --------------    --------------  ---------------
               Total                                                $ (1.17)         $ 0.05           $ (1.22)         $ (0.01)
                                                              ==============  ==============    ==============  ===============

        Weighted average shares outstanding                          11,846          11,540            11,819           11,356
                                                              ==============  ==============    ==============  ===============

        Weighted average shares outstanding
           and assumed conversion                                    11,846          12,786            11,819           11,356
                                                              ==============  ==============    ==============  ===============


See accompanying notes.



                                            ENGINEERING ANIMATION, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands; unaudited)


                                                                                     --------------------------------
                                                                                        Six months ended June 30,
                                                                                       Restated
Operating activities                                                                     1999              1998
                                                                                     --------------   ---------------
Net loss                                                                                 $ (14,384)             $ (70)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities
     Goodwill and developed technology amortization expense                                   1,301               538
     Depreciation and other amortization expense                                              3,136             1,921
     Deferred income taxes                                                                       (5)             (516)
     Write-off of purchased in-process research
      and development costs                                                                       -             1,918
     Provision for exiting discontinued operations including operating losses
      during phase out period                                                                13,750                 -
     Changes in operating assets and liabilities
      Billed accounts receivable                                                              5,575            (3,368)
      Unbilled accounts receivable                                                            1,010            (5,065)
      Prepaid expenses                                                                         (901)             (292)
      Accounts payable                                                                        2,442               958
      Accrued expenses                                                                       (1,495)           (1,587)
      Income taxes                                                                           (8,414)            1,428
      Deferred revenue                                                                          817              (766)
                                                                                     --------------    ---------------
Net cash provided by (used in) operating activities                                           2,832            (4,901)
                                                                                     --------------    ---------------

Investing activities
Purchases of property and equipment                                                         (6,946)            (4,646)
Change in other assets                                                                          (4)            (1,181)
Capitalization of software development costs                                                  (993)              (259)
Maturities of marketable securities                                                         15,000             32,445
Purchases of marketable securities                                                          (9,589)           (34,318)
Cash purchased in acquisitions                                                                   -                 79
                                                                                     --------------   ---------------
Net cash used in investing activities                                                       (2,532)            (7,880)
                                                                                     --------------   ---------------

Financing activities
Net change in restricted cash                                                                   (1)                71
Net change in short-term borrowing                                                           1,500              1,390
Proceeds from long-term debt
   and capital lease obligations                                                                 -                380
Payments on long-term debt and capital lease
   obligations                                                                                (283)              (967)
Net proceeds from exercise of options and warrants                                             781              1,609
Net proceeds from issuance of  stock                                                             -              1,598
                                                                                     --------------    ---------------
Net cash provided by financing activities                                                    1,997              4,081
                                                                                     --------------    ---------------
Net increase (decrease) in cash and cash equivalents                                         2,297             (8,700)
                                                                                     --------------    ---------------
Effect of exchange rates                                                                      (376)               (23)
Cash and cash equivalents at beginning of period                                            23,623             25,881
                                                                                     --------------   ---------------

Cash and cash equivalents at end of period                                                $ 25,544           $ 17,158
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

2.       RESTATEMENT

         The Company has restated its financial statements for the three and six months ended June 30, 1999 to reflect the reversal of revenue related to a major sale originally recorded in the second quarter of 1999. The reversal was due to the Company's discovery of a violation of Company revenue recognition policy and generally accepted accounting principles that made it inappropriate for the Company to recognize this revenue.

         The Company undertook a comprehensive review of 1999 revenue and engaged its independent auditors to perform a study of revenue recognized using agreed-upon procedures. Based on this review and the agreed-upon procedures report of its independent auditors, the Company concluded that, with the exception of the reversal of revenue discussed above, there will be no other changes to previously reported revenue. This reversal of revenue was partially offset in the statement of operations by sales and marketing expenses and a tax benefit associated with the revenue reversal.

         The Company's revenue from continuing operations for the second quarter was restated from $27.2 million to $20.1 million, a reduction of $7.1 million. Year to date revenue was restated from $47.6 million to $40.5 million. The Company's sales and marketing expense for the second quarter was restated from $7.8 million to $7.3 million, a reduction of $0.4 million. Year to date sales and marketing expense was restated from $14.4 million to $14.0 million. The Company's income tax from continuing operations for the second quarter was restated from an expense of $1.4 million to a benefit of $1.2 million, a change of $2.5 million. The year to date income tax provision was restated from an expense of $1.2 million to a tax benefit of $1.4 million.

         The Company's second quarter net income from continuing operations was restated from $1.6 million, or $0.12 per share, to a net loss of $2.6 million, or $0.22 per share. The year to date net income from continuing operations was restated from $0.6 million, or $0.05 per share, to a net loss of $3.5 million, or $0.30 per share. The Company's second quarter net loss was restated from $9.8 million, or $0.78 per share, to a net loss of $13.9 million, or $1.17 per share. The year to date net loss was restated from $10.3 million, or $0.80 per share, to a net loss of $14.4 million, or $1.22 per share. Billed accounts receivable and accrued compensation and other accrued expenses at June 30, 1999 were restated from $28.5 million and $8.5 million to $21.0 million and $8.1 million. Deferred revenue at June 30, 1999 was restated from $4.6 million to $4.2 million.

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

         The following table summarizes revenues from discontinued operations and net income (loss):


                                                                   -------------------------------  --------------------------------
                                                                    Three months ended June 30,          Six months ended June 30,
                                                                       Restated                          Restated
(in thousands)                                                          1999              1998             1999               1998
                                                                     ------------    ------------    -------------      ------------

Revenues from discontinued operations                                    $ 2,529           $ 5,013          $ 6,981          $ 9,310
                                                                     ===========      ============    =============     ============


Net income (loss) from continuing operations                           $ (2,564)             $ 165         $ (3,527)         $ (844)

Discontinued operations:
      Income (loss) from discontinued operations  before tax             (3,855)               664           (3,108)           1,249
      Income tax expense (benefit) of  income (loss)
       from discontinued operations                                      (1,465)               252           (1,181)             475
                                                                    ------------       ------------    -------------    ------------
          Net income (loss) from discontinued operations                 (2,390)               412           (1,927)             774
                                                                    ------------       ------------    -------------    ------------

      Provision for exiting discontinued operations
         including operating losses during phase out period before tax  (13,750)                 -          (13,750)               -
      Income tax  benefit of  provision for exiting
       discontinued operations including  operating
       losses during phase out period                                    (4,820)                 -           (4,820)               -
                                                                    ------------       ------------    -------------    ------------
          Provision for exiting discontinued operations, net of tax      (8,930)                 -           (8,930)               -
                                                                    ------------       ------------    -------------    ------------
Net income (loss)                                                     $ (13,884)             $ 577        $ (14,384)          $ (70)
                                                                    ============       ============    =============    ============


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

                                                   -------------------------------    -------------------------------
(in thousands, except per share data)               Three months ended June 30,         Six months ended June 30,
                                                     Restated                           Restated
                                                       1999             1998              1999             1998
                                                   --------------   --------------    --------------  ---------------

Numerator:

     Net income (loss) from continuing operations       $ (2,564)           $ 165          $ (3,527)          $ (844)
     Income (loss) from discontinued operations          (11,320)             412           (10,857)             774
                                                   --------------   --------------    --------------  ---------------
     Net income (loss)                                 $ (13,884)           $ 577         $ (14,384)           $ (70)
                                                   ==============   ==============    ==============  ===============

Denominator

     Denominator for basic earnings per share-
       weighted average shares                            11,846           11,540            11,819           11,356

     Stock options and warrants                                -            1,246                 -                -
                                                   --------------   --------------    --------------  ---------------
     Denominator for diluted earnings per share-
       adjusted weighted average shares and
       assumed conversion                                 11,846           12,786            11,819           11,356
                                                   ==============   ==============    ==============  ===============

     Basic earnings (loss) per share
        Continued operations                             $ (0.22)          $ 0.01           $ (0.30)         $ (0.07)
        Discontinued operations                            (0.95)            0.04             (0.92)            0.06
                                                   --------------   --------------    --------------  ---------------
           Total                                         $ (1.17)          $ 0.05           $ (1.22)         $ (0.01)
                                                   ==============   ==============    ==============  ===============

     Diluted earnings (loss) per share
        Continued operations                             $ (0.22)          $ 0.01           $ (0.30)         $ (0.07)
        Discontinued operations                            (0.95)            0.04             (0.92)            0.06
                                                   --------------   --------------    --------------  ---------------
           Total                                         $ (1.17)          $ 0.05           $ (1.22)         $ (0.01)
                                                   ==============   ==============    ==============  ===============


4.       COMPREHENSIVE INCOME

         The following table summarizes comprehensive income for the three and six months ended June 30, 1999 and 1998:

                                                      ----------------------------------    ---------------------------------
(in thousands)                                           Three months ended June 30,           Six months ended June 30,
                                                         Restated                              Restated
                                                           1999               1998               1999              1998
                                                      ----------------   ---------------    ---------------   ---------------
Net income (loss) as reported                               $ (13,884)            $ 577          $ (14,384)            $ (70)
Foreign currency translation adjustment                           (81)              (21)              (324)              (23)
                                                      ----------------   ---------------    ---------------   ---------------
Total comprehensive income (loss)                           $ (13,965)            $ 556          $ (14,708)            $ (93)
                                                      ================   ===============    ===============   ===============

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

         We announced on July 6, 1999 that we are exiting our Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. We have established a provision for discontinued operations in the second quarter of 1999 to cover the estimated costs of exiting these businesses including operating losses during the phase out period. Our prior financial results have been restated to reflect the Interactive Games and Science and Technology businesses as discontinued operations. We will also discontinue the use of the EAI Interactive and Software Division names

          On July 19, 1999, we announced a partnership with Hewlett-Packard Company (HP). They have agreed to support e-Vis.com, our Internet portal for enterprise and supplier collaboration, integration and E-services, with more than $150 million in hosting services, Web content, marketing support, outsourcing, consulting, high-performance server platforms and use of HP's secure Internet infrastructure.

Restatement

         We have restated our financial statements for the three and six months ended June 30, 1999 to reflect the reversal of revenue related to a major sale originally recorded in the second quarter of 1999. The reversal was due to our discovery of a violation of our revenue recognition policy and generally accepted accounting principles that made it inappropriate for us to recognize this revenue.

         We undertook a comprehensive review of 1999 revenue and engaged our independent auditors to perform a study of revenue recognized using agreed-upon procedures. Based on this review and the agreed-upon procedures report of our independent auditors, we concluded that, with the exception of the reversal of revenue discussed above, there will be no other changes to previously reported revenue. This reversal of revenue was partially offset in the statement of operations by sales and marketing expenses and a tax benefit associated with the revenue reversal.

         Our revenue from continuing operations for the second quarter of 1999 was restated from $27.2 million to $20.1 million, a reduction of $7.1 million. Year to date revenue was restated from $47.6 million to $40.5 million. Our sales and marketing expense for the second quarter was restated from $7.8 million to $7.3 million, a reduction of $0.4 million. Year to date sales and marketing expense was restated from $14.4 million to $14.0 million. Our income tax from continuing operations for the second quarter was restated from an expense of $1.4 million to a benefit of $1.2 million, a change of $2.5 million. The year to date income tax provision was restated from an expense of $1.2 million to a tax benefit of $1.4 million.

         Our second quarter net income from continuing operations was restated from $1.6 million, or $0.12 per share, to a net loss of $2.6 million, or $0.22 per share. The year to date net income from continuing operations was restated from $0.6 million, or $0.05 per share, to a net loss of $3.5 million, or $0.30 per share. Our second quarter net loss was restated from $9.8 million, or $0.78 per share, to a net loss of $13.9 million, or $1.17 per share. The year to date net loss was restated from $10.3 million, or $0.80 per share, to a net loss of $14.4 million, or $1.22 per share. Billed accounts receivable and accrued compensation and other accrued expenses at June 30, 1999 were restated from $28.5 million and $8.5 million to $21.0 million and $8.1 million. Deferred revenue at June 30, 1999 was restated from $4.6 million to $4.2 million.

         The results of operations below are from our continuing operations only.

RESULTS OF OPERATIONS

Revenues

         Our revenues are derived from software licenses, software development contracts, professional services, customer support and maintenance. We recognize software license revenue when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of Position 97-2 ("SOP 97-2"), as modified, issued by the American Institute of Certified Public Accountants (AICPA) have been met. The four basic criteria are: persuasive evidence that an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable. We recognize revenues from software development contracts and professional services based upon labor costs incurred and progress to completion on contracts. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided.


                                    REVENUES

Three months ended June 30,
(in thousands)                                             1999               Change                       1998
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                $ 20,120               (1)%                        $20,339
--------------------------------------------------------------------------------------------------------------------------

Six months ended June 30,
(in thousands)                                             1999               Change                       1998
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $40,468                6%                        $38,187
-------------------------------------------------------------------------------------------------------------------------


         Revenue decreased 1% to $20.1 million for the three months ended June 30, 1999 from $20.3 million for the three months ended June 30, 1998 and increased 6% to $40.5 million for the six months ended June 30, 1999 from $38.2 million for the six months ended June 30, 1998. Increases in sales of services and maintenance were offset by decreases in software license sales.

                                COST OF REVENUES

Three months ended June 30,
(in thousands)                                                 1999           Change                        1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                      $ 7,810            30%                        $6,029
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                       39%                                          30%

Six months ended June 30,
(in thousands)                                                 1999           Change                        1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                     $14,880             37%                       $10,864
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                      37%                                           28%

         Our cost of revenues include direct labor and other costs associated with funded software development, customer support and professional services, packaging and distribution costs, royalties and amortization of capitalized software costs.

          Cost of revenues increased 30% to $7.8 million for the three months ended June 30, 1999 from $6.0 million for the three months ended June 30, 1998, primarily due to higher compensation and related expenses from the increased number of employees on our professional services team. The cost of revenues as a percentage of revenues increased to 39% from 30% for the three months ended June 30, 1999 and 1998 primarily due to revenue being lower than expected in the second quarter of 1999.

         Cost of revenues increased 37% to $14.9 million for the six months ended June 30, 1999 from $10.9 million for the six months ended June 30, 1998, primarily due to higher compensation and related expenses from the increased number of employees on our professional services team. The cost of revenues as a percentage of revenues increased to 37% from 28% for the six months ended June 30, 1999 and 1998, primarily due to revenue being lower than expected in 1999.

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

Operating Expenses

                               SALES AND MARKETING

Three months ended June 30,
(in thousands)                                               1999             Change                     1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $7,328               54%                     $4,763
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    36%                                          23%

Six months ended June 30,
(in thousands)                                               1999             Change                     1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                   $13,994               52%                     $9,217
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    35%                                          24%


         Sales and marketing expenses include personnel and facility costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, trade shows, depreciation and other costs.

         Our sales and marketing expenses increased 54% to $7.3 million for the three months ended June 30, 1999 from $4.8 million for the three months ended June 30, 1998, primarily due to staffing increases in the sales and marketing group and related compensation expense. Sales and marketing expenses increased to 36% of total revenues for the three months ended June 30, 1999 from 23% for the three months ended June 30, 1998, primarily due to the staffing increases and to revenue being lower than expected in the second quarter of 1999.

         Our sales and marketing expenses increased 52% to $14.0 million for the six months ended June 30, 1999 from $9.2 million for the six months ended June 30, 1998 primarily due to staffing increases in the sales and marketing group and related compensation expense. Sales and marketing expenses increased to 35% of total revenues for the six months ended June 30, 1999 from 24% for the six months ended June 30, 1998 primarily due to the staffing increases and revenue being lower than expected in 1999.

                           GENERAL AND ADMINISTRATIVE


Three months ended June 30,
(in thousands)                                               1999             Change                        1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $3,626               41%                        $2,574
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    18%                                             13%

Six months ended June 30,
(in thousands)                                               1999             Change                        1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $6,369               21%                        $5,244
--------------------------------------------------------------------------------------------------------------------------

As a percentage
of revenues                                                    16%                                             14%

          General and administrative expenses consist primarily of personnel and facility costs for administrative,systems, legal, executive and accounting staff, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense, bad debt expense and other costs.

         General and administrative expenses increased 41% to $3.6 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. The increase was primarily due to staffing increases and related compensation expense and increased legal and bad debt expense. General and administrative expenses increased to 18% from 13% of total revenues for the three months ended June 30, 1999 and 1998 primarily due to revenue being lower than expected in the second quarter of 1999.

         General and administrative expenses increased 21% to $6.4 million for the six months ended June 30, 1999 from $5.2 million for the six months ended June 30, 1998. The increase was primarily due to staffing increases and related compensation expense, and increased legal and bad debt expense partially offset by decreases in other types of expenses. General and administrative expenses increased to 16% of total revenues for the six months ended June 30, 1999 from 14% for the six months ended June 30, 1998 primarily due to revenue being lower than expected in 1999.

                            RESEARCH AND DEVELOPMENT

Three months ended June 30,
(in thousands)                                               1999             Change                          1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $4,731               28%                          $3,690
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    24%                                               18%

Six months ended June 30,
(in thousands)                                               1999             Change                          1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $9,447               35%                          $7,007
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    23%                                               18%


         Research and development expenses focus on software product development and consist primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expenses and outside consulting fees.

         Research and development expenses increased 28% to $4.7 million for the three months ended June 30, 1999 from $3.7 million for the three months ended June 30, 1998, primarily due to increased staffing and related costs and outside consulting expenses. Research and development expenses increased to 24% of total revenues for the three months ended June 30, 1999 from 18% for the three months ended June 30, 1998 primarily due to revenue being lower than expected in the second quarter of 1999.

         Research and development expenses increased 35% to $9.4 million for the six months ended June 30, 1999 from $7.0 million for the six months ended June 30, 1998, primarily due to increased staffing and related costs and outside consulting expenses. Research and development expenses increased to 23% of total revenues for the six months ended June 30, 1999 from 18% for the six months ended June 30, 1998 primarily due to revenue being lower than expected in 1999.


                  ACQUISITION COSTS AND NON-RECURRING EXPENSES


Three months ended June 30,
(in thousands)                                               1999             Change                          1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                     $650                (70)%                         $2,181
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                   3%                                                 11%

Six months ended June 30,
(in thousands)                                               1999             Change                          1998

-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $1,301               (81)%                         $6,705
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                     3%                                                18%

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

         In the first quarter of 1998, we formed strategic partnerships with General Electric Corporate Research and Development and Hewlett-Packard Company to license technology to incorporate into VisProducts(R) software. Both agreements are accounted for as non-recurring charges in the first quarter of 1998 in the aggregate amount of $4.2 million.

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

         Net cash provided by operating activities was $2.8 million for the six months ended June 30, 1999. Net cash used in operating activities was $4.9 million for the six months ended June 30, 1998. The increase in net cash provided by operating activities was primarily due to lower growth during the first six months of 1999 in overall accounts receivable balances compared to the first six months of 1998. During the second quarter of 1999, $3.1 million of accounts receivable attributed to software license and deferred maintenance revenue was sold to a third party finance company on a non-recourse basis. The effect of increased income taxes receivable on net cash provided by operating activities was offset by an increase in accounts payable. Excluding cash flows related to acquisition costs and non-recurring expenses, net cash provided by operating activities during the first six months of 1999 and 1998 were $4.5 million and $0.9 million.

         Net cash used in investing activities was $2.5 million for the six months ended June 30, 1999. This was primarily due to a $6.9 million increase of property and equipment because of the expansion of our facilities and purchases of computer equipment. This was offset by net maturities in our short-term investments of $5.4 million. For the six months ended June 30, 1998, we used cash of $7.9 million in investing activities. This was primarily due to increasing our short-term investment portfolio by $1.9 million and to increasing our property and equipment by $4.6 million relating to the expansion of our facilities and purchases of computer equipment.

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


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

         Our revenue originating outside the U.S. for the first six months of 1999 and 1998 was 31% and 28% of total revenue. International sales are made mostly from our foreign subsidiaries in local currency. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in local currency.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency volatility. Our largest foreign currency exposure is from the German Deutsche Mark.Our future results could be adversely impacted by changes in these or other factors.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

         Beginning in February, 1999, actions were filed in the United States District Court for the Southern District of Iowa which named the Company and certain of its executive officers as defendants. The actions have been consolidated and are a purported class action of all persons who purchased our common stock between February 19, 1998 and April 6, 1999. The complaints allege various violations of federal securities laws and seek unspecified damages. We believe that the allegations are totally without merit and we intend to oppose the actions vigorously.

         On October 15, 1999, and October 29, 1999, actions were filed in the United States District Court for the Southern District of Iowa which named the Company and certain of its executive officers as defendants. The actions are purported class actions of all persons who purchased our common stock between July 29, 1999 and October 1, 1999. The complaints allege various violations of federal securities laws and seek unspecified damages. We believe that the allegations are not supportable and we will defend vigorously.

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

                                                                                          Withheld/
                                                     Votes for         Votes against      Abstain
                                                     ---------         -------------      -------

(1)  Election of director:
         Matthew M. Rizai                            9,919,072               -             112,467
         Michael M. Crow                             9,917,183               -             114,356

(2)  Approval of amendment and  restatement
       of the Stock Option Plan to increase
       number of shares
       that may be issued                            7,184,834           2,660,055         186,650

(3) Ratification of the appointment
      of Ernst & Young LLP as auditors               9,698,469              53,471         279,599

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

Date: November 12, 1999                    ENGINEERING ANIMATION, INC.

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

                                INDEX TO EXHIBITS


10.1     Employment Letter to Robert Nierman, dated  April 16, 1999.+

27.1     Financial Data Schedule

27.2     Financial Data Schedule

27.3     Financial Data Schedule

27.4     Financial Data Schedule

27.5     Financial Data Schedule


         --------------------
+ Denotes compensatory agreement.