Form 10-Q
period 1999-09-30
ENGINEERING ANIMATION INC
filed 1999-11-12
CIK 1005270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                            Yes ____X___ No ________



         As of November 5, 1999, there were 11,964,625 shares of the Registrant's $0.01 par value common stock outstanding.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                        PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               At September 30, 1999 and December 31, 1998                     3

               Condensed Consolidated Statements of Operations
               For the three and nine months ended September 30, 1999 and 1998 4

               Condensed Consolidated Statements of Cash Flows
               For the nine months ended September 30, 1999 and 1998           5

               Notes to Condensed Consolidated Financial Statements            6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk     19


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              20

Item 2.        Changes in Securities and Use of Proceeds                      20

Item 6.        Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                    21

PART I.    FINANCIAL INFORMATION
Item 1.       Financial Statements

                                           ENGINEERING ANIMATION, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands; unaudited)

                                                                                   -------------------------------
                                                                                    September 30,   December 31,
                                                                                       1999             1998
                                                                                   --------------   --------------
Assets
Current assets:
    Cash and cash equivalents                                                           $ 18,832         $ 23,623
    Short-term investments                                                                   995           11,873
    Accounts receivable:
       Billed                                                                             17,444           26,684
       Unbilled                                                                            4,351            3,595
    Deferred income taxes                                                                  1,208            1,250
    Income taxes receivable                                                                8,005            1,882
    Prepaid expenses and other assets                                                      2,504            1,997
                                                                                   --------------   --------------
       Total current assets                                                               53,339           70,904

Property and equipment, net                                                               21,624           15,848

Other assets:
    Note receivable                                                                        1,408            1,408
    Software development costs, net                                                        2,433            1,679
    Deferred income taxes                                                                    776              769
    Goodwill and developed technology, net                                                12,051           10,973
    Other                                                                                  1,232            1,423
    Net assets of discontinued operations                                                  2,961           12,586
                                                                                  --------------   --------------
       Total assets                                                                     $ 95,824        $ 115,590
                                                                                   ==============   ==============

Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable                                                                     $ 5,084          $ 3,340
    Accrued compensation and other accrued expenses                                        9,485           10,135
    Deferred revenue                                                                       3,605            3,590
    Bank debt, current portion of long-term debt and lease obligations                     4,808            3,327
                                                                                   --------------   --------------
       Total current liabilities                                                          22,982           20,392

Long-term debt and lease obligations due after one year                                    1,133            1,480
Other long-term liabilities                                                                  179              179
Stockholders' equity                                                                      71,530           93,539
                                                                                   --------------   --------------
       Total liabilities and stockholders' equity                                       $ 95,824        $ 115,590
                                                                                   ==============   ==============


See accompanying notes.




                                                 ENGINEERING ANIMATION, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data; unaudited)


                                                        -------------------------------    ------------------------------
                                                        Three months ended September 30,   Nine months ended September 30,
                                                            1999             1998              1999            1998
                                                        --------------   --------------    --------------  --------------
     Revenues                                                $ 13,799         $ 23,049          $ 54,267        $ 61,236
     Cost of revenues                                           8,754            5,972            23,634          16,836
                                                        --------------   --------------    --------------  --------------
     Gross profit                                               5,045           17,077            30,633          44,400
     Operating expenses:
        Sales and marketing                                     7,521            5,490            21,515          14,707
        General and administrative                              4,701            2,643            11,070           7,887
        Research and development                                5,490            4,323            14,937          11,330
        Acquisition costs and non-recurring expenses              755            5,686             2,056          12,391
                                                        --------------   --------------    --------------  --------------
     Total operating expenses                                  18,467           18,142            49,578          46,315
                                                        --------------   --------------    --------------  --------------

     Loss from operations                                     (13,422)          (1,065)          (18,945)         (1,915)
     Other income, net                                             89              369               715           1,400
                                                        --------------   --------------    --------------  --------------

     Loss from continuing operations before income tax        (13,333)            (696)          (18,230)           (515)

     Income tax expense (benefit)                              (3,719)           1,526            (5,089)          2,551
                                                        --------------   --------------    --------------  --------------

     Loss from continuing operations                           (9,614)          (2,222)          (13,141)         (3,066)

     Discontinued operations:
        Income (loss) from discontinued operations
           net of tax (see note 2)                                  -              189            (1,927)            963
        Provision for exiting discontinued operations
            including operating losses during phase out
            period, net of tax (see note 2)                         -                -            (8,930)              -
                                                        --------------   --------------    --------------  --------------
     Net loss                                                $ (9,614)        $ (2,033)        $ (23,998)       $ (2,103)
                                                        ==============   ==============    ==============  ==============

     Earnings (loss) per share:
        Basic and diluted
           Continuing operations                              $ (0.81)         $ (0.19)          $ (1.11)        $ (0.27)
           Discontinued operations                                  -             0.02             (0.91)           0.09
                                                        --------------   --------------    --------------  --------------
               Total                                          $ (0.81)         $ (0.17)          $ (2.02)        $ (0.18)
                                                        ==============   ==============    ==============  ==============


        Weighted average shares outstanding                    11,937           11,723            11,859          11,479
                                                        ==============   ==============    ==============  ==============

     See accompanying notes.



                                             ENGINEERING ANIMATION, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands; unaudited)

                                                                                     --------------------------------
                                                                                          Nine months ended
                                                                                              September 30,
Operating activities                                                                     1999              1998
                                                                                     --------------   ---------------
Net loss                                                                                $ (23,998)        $ (2,103)
Adjustments to reconcile net loss to net cash used in
   operating activities
     Goodwill and developed technology amortization expense                                 2,056            1,189
     Depreciation and other amortization expense                                            4,497            3,162
     Deferred income taxes                                                                     (3)            (492)
     Write-off of purchased in-process research
      and development costs                                                                     -            1,918
     Provision for exiting discontinued operations including operating losses
      during phase out period                                                              13,750                -
     Loss on disposal of assets                                                               144                -
     Non-cash compensation expense                                                              -            1,248
     Changes in operating assets and liabilities
      Billed accounts receivable                                                            9,423           (8,480)
      Unbilled accounts receivable                                                          2,833           (4,867)
      Prepaid expenses                                                                       (397)            (526)
      Accounts payable                                                                      2,029               92
      Accrued expenses                                                                     (3,852)             790
      Income taxes                                                                        (12,222)           2,793
      Deferred revenue                                                                        181             (749)
                                                                                      ------------     ------------
Net cash used in operating activities                                                      (5,559)          (6,025)
                                                                                      ------------     ------------
Investing activities
Purchases of property and equipment                                                        (9,228)          (7,916)
Change in other assets                                                                        (19)          (1,449)
Capitalization of software development costs                                               (1,404)            (828)
Maturities of marketable securities                                                        20,500           44,951
Purchases of marketable securities                                                         (9,622)         (41,433)
Cash purchased in acquisitions                                                                481               79
Cash consideration for acquisition of Kx                                                   (1,800)               -
                                                                                      ------------    -------------
Net cash used in investing activities                                                      (1,092)          (6,596)
                                                                                      ------------    -------------
Financing activities
Net change in restricted cash                                                                  (2)              69
Net change in short-term borrowing                                                          1,426            2,473
Proceeds from note receivable                                                                   -              116
Proceeds from long-term debt
   and capital lease obligations                                                                -              432
Payments on long-term debt and capital lease
   obligations                                                                               (365)          (1,622)
Dividend distribution                                                                           -              (24)
Net proceeds from exercise of options and warrants                                            960            2,017
Net proceeds from issuance of  stock                                                            -            1,598
                                                                                       -----------    -------------
Net cash provided by financing activities                                                   2,019            5,059
                                                                                       -----------    -------------
Net decrease in cash and cash equivalents                                                  (4,632)          (7,562)
                                                                                       -----------    -------------
Effect of exchange rates                                                                     (159)             204
Cash and cash equivalents at beginning of period                                           23,623           25,881
                                                                                       -----------    -------------
Cash and cash equivalents at end of period                                               $ 18,832         $ 18,523
                                                                                       ===========    =============
See accompanying notes.

Engineering Animation, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring accruals which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 1999. The balance sheet as of December 31, 1998 was derived from audited financial statements but has been restated to reflect net assets of discontinued operations as a separate line item in accordance with Accounting Principles Board Opinion 30. The balance sheets as of September 30, 1999 and December 31, 1998 do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The Company has restated the financial statements to give retroactive effect to the 1998 acquisitions of Variation Systems Analysis, Inc. ("VSA"); Transom Technologies, Inc. ("Transom"); and EAI-DELTA GmbH ("DELTA"), all of which were accounted for as pooling of interests. The financial statements also include the operations of Sense8 Corporation ("Sense8") since June 17, 1998 and Kx Verksamhetsutveckling AB, ("Kx") since July 27, 1999, the dates of their acquisition by the Company. The Sense8 and Kx transactions were accounted for as purchases.

         Certain prior year financial information has been reclassified to conform to the 1999 financial statement presentation.

2.       ACQUISITION

         On July 27, 1999, the Company acquired Kx, a privately-held company in Gothenburg, Sweden. The acquisition, including transaction costs and assumed net liabilities, was valued at approximately $3.1 million. The Company paid cash of $1.8 million and issued 56,000 shares of common stock in exchange for all of the outstanding common stock of Kx. Kx provides integrated software solutions, training and support for manufacturing customers in Scandinavia. The Company has accounted for the acquisition of Kx as a purchase and all intangibles associated with this acquisition are being amortized over 5 years using the straight-line method. There was no in-process research and development charged to operations.

3.       DISCONTINUED OPERATIONS

         The Company announced on July 6, 1999 that it would exit its Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. The Company established a provision for discontinued operations in the second quarter of 1999 to cover the estimated costs of exiting these businesses including operating losses during the phase out period.

         The following table summarizes revenues from discontinued operations and net loss for the three and nine months ended, September 30, 1999 and 1998:

                                                                    ------------------------------- --------------------------------
                                                                    Three months ended September 30, Nine months ended September 30,
(in thousands)                                                         1999               1998            1999            1998
                                                                    ------------    ------------   -------------     -----------

Revenues from discontinued operations                                     $ 659         $ 4,696         $ 7,640        $ 14,006
                                                                    ============    ============   =============     ===========


Net loss from continuing operations                                    $ (9,614)       $ (2,222)      $ (13,141)       $ (3,066)

Discontinued operations:
      Income (loss) from discontinued operations  before tax                  -             304          (3,108)          1,553
      Income tax expense (benefit) of  income (loss)
       from discontinued operations                                           -             115          (1,181)            590
                                                                    ------------    ------------   -------------     -----------
       Net income (loss) from discontinued operations                         -             189          (1,927)            963
                                                                    ------------    ------------   -------------     -----------
      Provision for exiting discontinued operations
         including operating losses during phase out period before tax        -               -         (13,750)              -
      Income tax  benefit of  provision for exiting
       discontinued operations including  operating
        losses during phase out period                                        -               -          (4,820)              -
                                                                    ------------    ------------   -------------    ------------
          Provision for exiting discontinued operations, net of tax           -               -          (8,930)              -
                                                                    ------------    ------------   -------------    ------------
Net loss                                                               $ (9,614)       $ (2,033)      $ (23,998)       $ (2,103)
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

4.       COMPREHENSIVE INCOME

         The following table  summarizes  comprehensive  income for the three and nine months ended September 30, 1999 and
1998:


                                                      ----------------------------------    ---------------------------------
(in thousands)                                        Three months ended September 30,      Nine months ended September 30,
                                                           1999               1998               1999              1998
                                                      ----------------   ---------------    ---------------   ---------------
Net loss as reported                                         $ (9,614)         $ (2,033)         $ (23,998)         $ (2,103)
Foreign currency translation adjustment                           152               227               (172)              204
                                                      ----------------   ---------------    ---------------   ---------------
Total comprehensive loss                                     $ (9,462)         $ (1,806)         $ (24,170)         $ (1,899)
                                                      ================   ===============    ===============   ===============

                           ENGINEERING ANIMATION, INC.

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations

OVERVIEW

         We provide Internet-enabled visual process management, collaboration, analysis and communication solutions for extended manufacturing enterprises. Our solutions improve communication among engineering, manufacturing, marketing, purchasing, sales and support teams and their suppliers, allowing them to work on their processes concurrently. Traditionally, these processes have involved sequential steps by separate internal teams that use disparate data creation and storage systems. Our solutions allow users to view, analyze and communicate data across extended enterprises without extensive training or expensive computer hardware. In addition, our solutions provide advanced integrated analysis tools for improving the efficiency of product engineering and manufacturing. Our
solutions   improve   product   quality   while   reducing   errors,   cost  and
time-to-market.

         We announced on July 6, 1999 that we are exiting our Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. We established a provision for discontinued operations in the second quarter of 1999 to cover the estimated costs of exiting these businesses including operating losses during the phase out period. Our prior financial results have been restated to reflect the Interactive Games and Science and Technology businesses as discontinued operations. We have discontinued the use of the EAI Interactive and Software Division names.

          On July 19, 1999, we announced a relationship with Hewlett-Packard Company (HP). HP agreed to support e-Vis.com, our Internet portal for enterprise and supplier collaboration, integration and E-services. HP has agreed to provide hosting services, Web content, marketing funds and support, consulting, high-performance server platforms and use of HP's secure Internet infrastructure, all of which has been estimated to have a value exceeding $150 million during the agreement.

         On July 27, 1999, we acquired Kx Verksamhetsutveckling AB, ("Kx") a privately-held company in Gothenburg, Sweden. The acquisition, including transaction costs and assumed net liabilities, was valued at approximately $3.1 million. We paid cash of $1.8 million and issued 56,000 shares of common stock in exchange for all the outstanding common stock of Kx. Kx provides integrated software solutions, training and support for manufacturing customers in Scandinavia. We have accounted for the acquisition of Kx as a purchase and all intangibles associated with the purchase are being amortized over 5 years using the straight-line method. There was no in-process research and development charged to operations.

         We announced in October 1999 that we are aligning our products into three key areas: E-Services, which includes e-Vis.com for secure Internet collaboration, Open Enterprise Visualization for viewing, distributing and analyzing product design data; and Open Virtual Factory for enhancing the efficiency and quality of manufacturing operations and processes. We plan to continue to expand our professional services team in response to requirements for customized systems integration and deployment support. Our management teams and sales forces in North America and Europe are being realigned for consistency with the new business structure. This realignment permits each management team and its sales personnel to focus more intently on their respective product areas.

         Many of the expenses we incur in our operations are of a fixed nature and are not directly correlated with revenues. We are slowing additional resource expansion in some areas of our operations until we achieve expected results.

RESULTS OF OPERATIONS

         The results of operations below are from our continuing operations only and include the operating results of Kx beginning July 27, 1999

Revenues

         Our revenues are derived from software licenses, software development contracts, professional services, customer support and maintenance. We recognize software license revenues when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of Position 97-2 ("SOP 97-2") as amended, issued by the American Institute of Certified Public Accountants (AICPA) have been met. The four basic criteria are: persuasive evidence that an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable. We recognize revenues from software development contracts and professional services based upon labor costs incurred and progress to completion on contracts. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided.

                                    REVENUES

Three months ended September 30,
(in thousands)                                             1999               Change                   1998
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                $13,799               (40)%                  $23,049
--------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30,
(in thousands)                                             1999               Change                   1998
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                $54,267               (11)%                  $61,236
-------------------------------------------------------------------------------------------------------------------------


         Revenues decreased 40% to $13.8 million for the three months ended September 30, 1999 from $23.0 million for the three months ended September 30, 1998 and decreased 11% to $54.3 million for the nine months ended September 30, 1999 from $61.2 million for the nine months ended September 30, 1998. The decreases were primarily attributed to lower sales of software licenses in 1999.

                                COST OF REVENUES

Three months ended September 30,
(in thousands)                                               1999             Change                       1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $8,754              47%                       $5,972
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                   63%                                           26%

Nine months ended September 30,
(in thousands)                                              1999              Change                      1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                   $23,634              40%                      $16,836
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    44%                                           27%


         Our cost of revenues includes direct labor and other costs associated with funded software development, customer support and professional services, packaging and distribution costs, royalties and amortization of capitalized software costs.

          Cost of revenues increased 47% to $8.8 million for the three months ended September 30, 1999 from $6.0 million for the three months ended September 30, 1998, primarily due to personnel increases and related expenses from the increased number of employees on our professional services team and royalty expense. Our cost of revenues as a percentage of revenues increased to 63% from 26% for the three months ended September 30, 1999 and 1998, primarily due to revenues being lower than expected in the third quarter of 1999.

         Cost of revenues increased 40% to $23.6 million for the nine months ended September 30, 1999 from $16.8 million for the nine months ended September 30, 1998, primarily due to personnel increases and related expenses from the increased number of employees on our professional services team and royalty expense. The cost of revenues as a percentage of revenues increased to 44% from 27% for the nine months ended September 30, 1999 and 1998, primarily due to revenues being lower than expected in 1999.

         We capitalize certain software development costs in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." For the quarters ended September 30, 1999 and 1998, we capitalized software costs of $412,000 and $358,000. Amortization expenses for the quarters ended September 30, 1999 and 1998 were $204,000 and $126,000. For the nine months ended September 30, 1999 and 1998, we capitalized software costs of $1.3 million and $585,000. Amortization expenses for the nine months ended September 30, 1999 and 1998 were $508,000 and $397,000.

Operating Expenses

                              SALES AND MARKETING



Three months ended September 30,
(in thousands)                                               1999             Change                        1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                     $7,521             37%                         $5,490
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                    55%                                            24%

Nine months ended September 30,
(in thousands)                                               1999             Change                        1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $21,515             46%                        $14,707
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                   40%                                             24%

         Sales and marketing expenses include personnel and facility costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, trade shows, travel, depreciation and other costs.

         Our sales and marketing expenses increased 37% to $7.5 million for the three months ended September 30, 1999 from $5.5 million for the three months ended September 30, 1998, primarily due to personnel increases in the sales and marketing groups and related expenses and increased marketing expenditures. Sales and marketing expenses increased to 55% of total revenues for the three months ended September 30, 1999 from 24% for the three months ended September 30, 1998, primarily due to the personnel increases and revenues being lower than expected in the third quarter of 1999.

         Our sales and marketing expenses increased 46% to $21.5 million for the nine months ended September 30, 1999 from $14.7 million for the nine months ended September 30, 1998, primarily due to personnel increases in the sales and marketing groups and related expenses and increased marketing expenditures. Sales and marketing expenses increased to 40% of total revenues for the nine months ended September 30, 1999 from 24% for the nine months ended September 30, 1998, primarily due to the personnel increases and revenues being lower than expected in 1999.

                           GENERAL AND ADMINISTRATIVE


Three months ended September 30,
(in thousands)                                              1999              Change                       1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $4,701              78%                        $2,643
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                   34%                                             11%

Nine months ended September 30,
(in thousands)                                              1999              Change                       1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                   $11,070              40%                        $7,887
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    20%                                            13%

         General and administrative expenses consist primarily of personnel and facility costs for administrative, systems, legal, executive and accounting staff, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense, bad debt expense and other costs.

         General and administrative expenses increased 78% to $4.7 million for the three months ended September 30, 1999 from $2.6 million for the three months ended September 30, 1998. The increase was primarily due to personnel increases and related expenses, increased outside professional services and bad debt expense. General and administrative expenses increased to 34% of total revenues for the three months ended September 30, 1999 from 11% for the three months ended September 30, 1998, primarily due to the personnel increases and revenues being lower than expected in the third quarter of 1999.

         General and administrative expenses increased 40% to $11.1 million for the nine months ended September 30, 1999 from $7.9 million for the nine months ended September 30, 1998. The increase was primarily due to personnel increases and related expenses, increased outside professional services and bad debt expense. General and administrative expenses increased to 20% of total revenues for the nine months ended September 30, 1999 from 13% for the nine months ended September 30, 1998, primarily due to the personnel increases and revenues being lower than expected in 1999.


                            RESEARCH AND DEVELOPMENT

Three months ended September 30,
(in thousands)                                              1999              Change                       1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                    $5,490              27%                        $4,323
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    40%                                            19%

Nine months ended September 30,
(in thousands)                                              1999              Change                       1998
-------------------------------------------------------------------------------------------------------------------------
Expense                                                   $14,937              32%                       $11,330
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    28%                                            19%

         Research and development expenses focus on software product development and consist primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expenses and outside consulting fees.

         Research and development expenses increased 27% to $5.5 million for the three months ended September 30, 1999 from $4.3 million for the three months ended September 30, 1998, primarily due to personnel increases and related expenses and increased outside consulting expenses. Research and development expenses increased to 40% of total revenues for the three months ended September 30, 1999 from 19% for the three months ended September 30, 1998, primarily due to the personnel increases and revenues being lower than expected in the third quarter of 1999.

         Research and development expenses increased 32% to $14.9 million for the nine months ended September 30, 1999 from $11.3 million for the nine months ended September 30, 1998, primarily due to personnel increases and related expenses and increased outside consulting expenses. Research and development expenses increased to 28% of total revenues for the nine months ended September 30, 1999 from 19% for the nine months ended September 30, 1998, primarily due to the personnel increases and revenues being lower than expected in 1999.


                  ACQUISITION COSTS AND NON-RECURRING EXPENSES


Three months ended September 30,
(in thousands)                                              1999              Change                     1998
-------------------------------------------------------------------------------------------------------------------------
Expenses                                                    $755              (87)%                      $5,686
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of  revenues                                                   5%                                            25%

Nine months ended September 30,
(in thousands)                                              1999              Change                     1998
-------------------------------------------------------------------------------------------------------------------------
Expenses                                                  $2,056              (83)%                     $12,391
--------------------------------------------------------------------------------------------------------------------------
As a percentage
of revenues                                                    4%                                            20%

         Goodwill  and  developed  technology   amortization  was  $755,000  and
$651,000 for the three months ended September 30, 1999 and 1998 and was $2.1 million and $1.2 million for the nine months ended September 30, 1999 and 1998.

         In the third quarter of 1998, we incurred acquisition and non-recurring expenses of $5.0 million in conjunction with the acquisitions of VSA and Transom, both of which were accounted for as pooling of interests.

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

         As of September 30, 1999, we had $19.8 million in cash, cash equivalents and short-term investments. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

         Net cash used in operating activities was $5.6 million and $6.0 million for the nine months ended September 30, 1999 and 1998. The effect of increased income taxes receivable on net cash provided by operating activities was partially offset by an increase in accounts payable and a decrease in accounts receivable. During the second quarter of 1999, $3.1 million of accounts receivable attributed to software license and deferred maintenance revenue was sold to a third party finance company on a non-recourse basis. Excluding cash flows related to acquisition costs, non-recurring expenses and discontinued operations, net cash used by operating activities during the first nine months of 1999 was $1.9 million and net cash provided by operating activities during the first nine months of 1998 were $3.2 million.

         Net cash used in investing activities was $1.1 million for the nine months ended September 30, 1999. This was primarily due to a $9.2 million increase of property and equipment related to the expansion of our facilities and purchases of computer equipment, a cash outflow of $1.8 million related to the purchase of Kx and software development costs of $1.4 million. This was partially offset by net maturities in our short-term investments of $10.9 million. For the nine months ended September 30, 1998, we used cash of $6.6 million in investing activities. This was primarily due to increasing our property and equipment $7.9 million related to the expansion of our facilities and purchases of computer equipment. This was partially offset by net maturities in our short-term investments of $3.5 million

         Net cash provided by financing activities was $2.0 million and $5.1 million for the nine months ended September 30, 1999 and 1998. For the first nine months of 1999, the main financing sources were proceeds from stock option exercises and net increases in short-term borrowings. For the first nine months of 1998, the main financing sources were proceeds from stock option exercises, issuance of stock and net increases in short-term borrowings.

         We believe that our current cash and short-term investment balances will be sufficient to meet anticipated cash needs for working capital and capital expenditures through the next twelve months. We have two lines of credit with commercial banks totaling $4.5 million, both of which were fully utilized as of September 30, 1999. One of the lines of credit, totaling $1.0 million, is secured and expires on December 30, 1999. The other line of credit, totaling $3.5 million, is unsecured and expires on May 31, 2000. We are negotiating to extend these lines of credit and to secure additional sources of capital. There can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such times as we may require it.

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

Year 2000 Readiness

         During the third quarter of 1999, we continued evaluating the effect of Year 2000 issues on our core software products, mission critical facilities, databases, and hardware and software systems. Under a plan formulated in 1998 to coordinate our Year 2000 efforts company-wide, the Vice President of Administration continued to direct a task force comprised of high level managers that oversees the evaluation of our products, facilities and operations. In general, the plan called for creating an inventory of current products, mission critical facilities, databases and systems; analyzing our state of knowledge regarding their Year 2000 readiness; gathering additional information through contacts or testing, where needed; assessing whether a risk existed and what to do about it; and developing and implementing remedies, where needed.

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

         We have completed the inventory, testing and evaluation of our core software products. Additional testing efforts will continue throughout the remainder of the year. In some situations, our customers have tested and are continuing to test our products. Collectively, we have identified only a few Year 2000 issues associated with some of our products. We have offered our customers a patch or an upgrade for these products. Our Web site sets forth the Year 2000 readiness status of these products. We estimate the total cost of our having evaluated and tested our current products at less than $20,000.

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

          We have either patched or will phase out by the end of 1999 our Unix systems due to obsolescence. We estimate the total cost to install the Unix system patches at less than $10,000.

         Our centralized databases include the accounting, human resources and payroll systems. Although we have done some database testing, we are primarily relying on the statements of the suppliers of these systems regarding their Year 2000 readiness.

         Nearly every employee is dependent upon a PC for the performance of his or her daily work. Most, if not all of these PCs, needed to be patched. Over 98% of these PCs have been patched. We estimate the total cost for the PC upgrading at less than $25,000.

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

         We have developed a model contingency planning guideline for Year 2000 issues, which our facilities will be implementing during the fourth quarter of 1999.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

         Our revenues originating outside the U.S. for the first nine months of 1999 and 1998 were 32% and 23% of total revenues. International sales are made mostly from our foreign subsidiaries in local currency. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in local currency.

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


Item 2.       Changes in Securities and Use of Proceeds

         On July 27, 1999, the Company issued 56,000 shares of common stock to acquire Kx Verksamhetsutveckling AB ("Kx"), a privately-held company in Gothenburg, Sweden, in a transaction, including transaction costs and assumed net liabilities, valued at approximately $3.1 million, including $1.8 million in cash. Our acquisition of Kx has been accounted for as a purchase. We issued common stock to the Kx stockholders using the registration exemption under Rule 903 of Regulation S of the Securities Act of 1933, as amended.


Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits-See index to exhibits.

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

Date: November 12, 1999                             ENGINEERING ANIMATION, INC.
       --------------                                     (Registrant)

                                           By:    /s/  Jerome M. Behar
                                                ----------------------
                                                 Jerome M. Behar
                                                 Vice President of Finance and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                  Principal Financial Officer)

                                INDEX TO EXHIBITS

10.2     Addendum  To Employment Agreement with Jerome M. Behar, dated
          August 2, 1999.+

10.3     Employment Agreement with Robert Nierman, dated  April 21, 1999.+

27.1     Financial Data Schedule

27.2     Financial Data Schedule

         --------------------
+ Denotes compensatory agreement.