Form 10-K
period 1999-12-31
ENGINEERING ANIMATION INC
filed 2000-04-14
CIK 1005270

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                 Title of Class
                                 --------------
                     Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X         No
                                             ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----
The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of March 31, 2000 was $140,023,583. The number of outstanding shares of registrant's Common Stock as of that date was 12,037,671.

Documents Incorporated by Reference: None

-------------------------------------------------------------------------------

                           ENGINEERING ANIMATION, INC.

                                TABLE OF CONTENTS

                                       TO

                         1999 ANNUAL REPORT ON FORM 10-K

     Item                                                                  Page

                                     PART I

1   Business................................................................3

2   Properties.............................................................14

3   Legal Proceedings......................................................14

4   Submission of Matters to a Vote of Security Holders....................14



                                     PART II

5    Market for Registrant's Common Equity and Related Stockholder
     Matters...............................................................15

6    Selected Financial Data...............................................16

7    Management's Discussion and Analysis of Financial Condition and
     Results of Operation..................................................17

7A   Quantitative and Qualitative Disclosures about Market Risk............32

8    Financial Statements and Supplementary Data...........................33

9    Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure..................................................60



                                    PART III

10   Directors and Executive Officers of the Registrant....................61

11   Executive Compensation................................................63

12   Security Ownership of Certain Beneficial Owners and Management........66

13   Certain Relationships and Related Transactions........................67



                                     PART IV

14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......68

Signatures.................................................................72



Our registered trademarks, and those of our subsidiaries, include:FactoryCAD(R), FactoryFLOW(R), FactoryPLAN(R), Jack(R), Sense8(R), VisFactory(R), VisMockUp(R), VisView(R) and VSA(R). Our trademarks, and those of our subsidiaries, include: e-Vis(TM), K-Log(TM), OEV(TM), Open Enterprise Visualization(TM), Open Virtual Factory(TM), OVF(TM), VisConcept(TM) and VisPublish3D(TM).All other trademarks, brand marks and trade names used in this report are trademarks, brand marks, trade names or registered marks of their respective owners. Our domain names include e-Vis.com and eai.com.

                                     PART I

                                     ITEM 1

                   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         This report, and statements that we or our representatives make, may contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

         Forward-looking statements involve risks, uncertainties and assumptions including, but not limited to, those discussed in this report. We may not update the forward-looking statements, even if they become incorrect or misleading. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

         You should carefully consider the risks, uncertainties and other information described in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not know about, or that we currently believe are immaterial, may also harm our business operations. If any of these risks or uncertainties actually occur, our business, financial position, operating results or liquidity could be materially harmed.

                                    BUSINESS

         Engineering Animation, Inc. develops and produces Internet-enabled visual process management, collaboration, communication and analysis solutions and accompanying services for extended manufacturing enterprises. These software solutions, now being marketed as e-vis.com, provide manufacturers and their suppliers and partners with shared, worldwide access to product and process data. Together they can analyze, visualize and manipulate the shared data in real time. Our solutions enable the manufacturing network to realize the competitive advantages of lowered costs and faster time-to-market through improved product designs, enhanced product quality and shorter production cycles.

         Major manufacturers in the automotive, aerospace, industrial/heavy equipment, electronics, telecommunications and government/defense industries use our integrated enterprise-wide solutions across corporate intranets and the Internet. Our software solutions customers represent over 1,000 manufacturers, including Alcatel U.S.A, The Boeing Company, DaimlerChrysler A.G., Deere & Company, Ford Motor Company, Freightliner Corporation, General Electric Company, General Motors Corporation, Lockheed Martin Corporation, Motorola, Inc., Navistar International Corporation, Sauer-Sundstrand Company and Xerox Corporation.

         In 1999, we decided to discontinue our Interactive Games and Science and Technology businesses. You can find additional information about these discontinued operations later in this section of the report under the heading "Discontinued Operations." Following this event, we marketed our software products as:

o    the   e-Vis.com   solutions   for   providing   secure,    Internet-enabled
     collaboration;
o the Open Enterprise Visualization (OEV) solutions for viewing, distributing and analyzing product design data; and
o the Open Virtual Factory (OVF)solutions for enhancing the efficiency and quality of manufacturing operations and processes, now called our virtual factory solutions.

       Additional business activities in 1999 included:

o    development of our e-Vis.com Internet portal for manufacturers;
o the Professional Services Group continuing to provide customized systems integration and deployment services in support of our software products and E-services; and
o the Litigation Services Group continuing to create software animation products for the legal community.

         In July 1999, we acquired Kx Verksamhetsutveckling AB, a Swedish software company. Additional information about this acquisition can be found later in this section, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), and in Note 3 to the enclosed financial statements.

         In March 2000, we sold our wholly-owned German subsidiary EAI-DELTA GmbH to Dassault Systemes S.A. for $31 million in cash. Additional information about this disposition of assets can be found in Note 18 to the enclosed financial statements.

         We incorporated in 1988 and became publicly traded in 1996. Our corporate headquarters and technology center is located in Ames, Iowa. You can contact us by addressing written correspondence to 2321 North Loop Drive, Ames, IA 50010, or by phoning us at (515) 296-9908. Our Internet e-mail address is eaii@eai.com; our World Wide Web home site is www.eai.com. We have offices worldwide.

                             OUR E-VIS.COM SOLUTIONS

         Our e-Vis.com solutions provide extended manufacturing enterprises with secure, Internet-enabled collaboration solutions. These extended enterprises gain project-based access to mission-critical information at the speed and convenience of the Web. Introduced in 1999, our e-Vis.com portal is designed to increase manufacturers' internal and external communication and collaboration capabilities. With these capabilities, manufacturers can:

o        achieve stronger business relationships and supply-chain integration;
o        manage heterogeneous teams and computing systems;
o        decrease time-to-market;
o        improve product quality; and
o        reduce overall costs.

         The subscription and pay-per-use features of the e-Vis.com solutions mean users can acquire these capabilities without high adoption, deployment and maintenance costs.

         Through a partnership announced in July 1999 with Hewlett-Packard Company (HP), our e-Vis.com solutions are powered and secured by HP's servers and its Praesidium VirtualVault software, providing a security infrastructure and secure socket layer encryption technology. For those wishing to do so, however, users may combine their own security-related technology with the functionality offered by e-Vis.com.

         Using the collaboration features of e-Vis.com, major manufacturers can communicate and interact with their suppliers and partners in real time around the world. Participants spanning the manufacturing enterprise spectrum can create or be invited to join project teams that meet and communicate within the Internet. Within our e-Vis.com solutions, project teams conveniently share documents, applications, information and decisions at on-line speed.

         The e-Vis.com solutions enable project teams to:

o view and search stored and organized project-related 2D and 3D documents, drawings, models and other PC created documents that have been gathered from multiple sources;

o participate in on-line design reviews and conferences, with the ability to mark up data and documents and share the changes in real time on the computer screen, even if the program in which the data or document was created is not installed on the user's computer;

o participate in threaded discussion forums for on-line conversations, tracking project decisions and rationale; and

o receive notification via e-mail of up-to-the-minute information related to the project, including notices of data or documents being changed or added to a project folder.


         We have developed three deployment options for our e-Vis.com solutions:

o    e-Vis.com Portal - users collaborate  through the Internet by logging on to
     our  subscription-based   on-line  service;

o e-Vis Enterprise - users collaborate within the corporate intranet, selectively opening the firewalls to connect with suppliers and partners that use the e-Vis.com Portal solution. Typical users would be larger companies interested in maintaining their own systems and internal control of sensitive data; and

o "Powered by" e-Vis.com - developers of business-to-business E-commerce applications and services license a co-branded version of the e-Vis.com solution in order to power collaboration for their solutions. Users would include companies developing trade exchanges and business portals.

                    THE CONCEPT OF "OPEN" SOFTWARE SOLUTIONS

         Our "open" visualization software solutions improve communication among manufacturers' design, engineering, manufacturing, marketing, purchasing, sales and support teams and their partners and suppliers, enabling them to work on their processes concurrently. Traditionally, these processes involved sequential steps by separate teams that used disparate data creation and storage systems. Our solutions allow users to view, analyze, manipulate and communicate data across extended enterprises, and to do so without extensive training or expensive computer hardware.

         Manufacturing enterprises using our software solutions can access, view, analyze and manage 3D product data, 2D drawings, process information, product documents and structure information. Our software solutions enable users to access and visualize product data from any database or data vault in a single integrated environment while communicating in real time. Our solutions leverage our customers' existing investments in CAD and PDM by extending data access to an entire enterprise. Our software solutions allow seamless integration with:

o    enterprise resource planning (ERP) systems;
o    computer-aided   design  (CAD),   computer-aided   engineering   (CAE)  and
     computer-aided  manufacturing (CAM) software; and
o    product data management systems (PDM).

     Our solutions provide advanced integrated analysis tools for improving the efficiency of product engineering and manufacturing. They enable manufacturers to improve product quality while reducing errors, costs and timetomarket by allowing, for example:

o    communication,  collaboration  and analysis through a common  framework;
o    management of digital  assets across an enterprise;
o    digital  prototyping inplace of expensive  physical  prototyping;
o    visualization of realistic, life-size  models  for use in concept  design;
     and
o    simulation  of human interaction with digital models.

         Major manufacturing customers use our family of Open Enterprise Visualization solutions, which accounted for approximately 34%, 55% and 45% of our total revenues in 1999, 1998, and 1997.

                     OPEN ENTERPRISE VISUALIZATION SOLUTIONS

         Our Open  Enterprise  Visualization  (OEV) software  solutions  provide customers with large-model visualization, real time collaboration, digital prototyping and analysis capabilities. The OEV solutions are used by:

o    engineering departments for digital mockup and product simulation;
o    manufacturing departments for assembly sequencing and factory simulation;
o sales and marketing departments for presentations, training and product configuration; and
o    service   departments  for  interactive   maintenance  manuals  and  repair
     training.

         Our OEV solutions run on major hardware platforms, including Windows, Windows NT and Unix. They integrate with many of the leading electronic document management and PDM systems, including:

o    ENOVIA from Dassault Systemes S.A. (Dassault);
o    EDMS from Documentum, Inc.;
o    CADIM-DMS from EIGNER + PARTNER A.G.;
o    Matrix from MatrixOne, Inc.;
o    R3 from SAP A.G.;
o the Metaphase product line and SherpaWORKS from Structural Dynamics Research Corporation (SDRC);
o    IMAN from Unigraphics Solutions Inc. (Unigraphics Solutions); and
o    CMS PDM from Workgroup Technology Corporation.

They  also  integrate  with  CAD/CAE/CAM   systems  from  Dassault,   Parametric
Technology Corporation (PTC), SDRC and Unigraphics Solutions.

         OEV products include VisView and VisMockUp software and their related technology components, as well as the VisConcept and VisPublish3D solutions. All of these solutions are networked by a common integration framework that enables seamless movement from one component to another.

         VisView - Our Enterprise-Wide, Product Data Visualization Solution: Our VisView software solution allows users to visualize 3D product data and assemblies, 2D drawings, documents and process data. It enables users across an enterprise to access, view, measure, markup, analyze and interact with various types of product and process data in a single visual environment. Our VisView software solution provides an integrated system for intuitive data access on major hardware platforms. Users can navigate to specific product information by clicking on a drawing, 3D model or product structure, or by entering a part number or query.

         The component architecture of our VisView software allows enterprise participants to tailor the user interface and product structure to fit their business needs. This framework offers users the functionality of 2D and 3D visualization, delivered in either the VisView interface or in a standard Web browser interface, making VisView software accessible to technical and non-technical users.

         VisView software components enable users to:

o    access, view, mark up and measure 2D drawings, images and vector formats;
o access, view, mark up, measure and interact with 3D product visualizations and their related databases in a single visual environment;
o view and mark up text-based information originating from process, strategic planning and development documentation;
o access and deliver drawings and 3D models to the enterprise via a corporate intranet and the Internet;
o create tailored product structures to meet the needs of individual tasks, such as presenting and comparing product revisions;
o print within PDM environments and integrate third party applications such as word processing and spreadsheet programs; and
o consolidate diverse source data formats into standard archiving formats to save time and reduce network traffic.

         VisMockUp - Our Real Time, Digital Prototyping Solution: Our VisMockUp software solution extends the 3D visualization and 2D viewing capabilities of our VisView software solution. With our VisMockUp solution, users gain the advantages of digital prototyping, avoiding having to create costly physical prototypes. Users can analyze large CAD assemblies early in the product design phase, avoiding delayed discovery of design problems. The results are improved product design and shortened product development time. Users have an opportunity to realize cost savings, improving their potential for a competitive advantage.

         With our VisMockUp software, users can create customized solutions to meet specific engineering and manufacturing needs by selecting from various component tools. For example, manufacturing engineers use VisMockUp digital prototyping to simulate and visually evaluate manufacturing and assembly processes. They can create 3D visual assembly and disassembly paths, viewable in real time, by using the VisMockUp assembly motion-sequencing component. Motion sequencing allows users to predict motion, path movement, collision and interference. The result is improved product assembly processes. Additionally, with the VisMockUp visual assembly motion-sequencing and playback features, users can create accurate, easy to understand instructions for assembly and manufacturing personnel.

         Functions provided by some of the customizable VisMockUp software solution components include:

o    measuring distances on 3D CAD models;
o    checking for  collisions  when  thousands  of parts are set into motion;
o    managing multiple versions of product design;
o    optimizing the order in which  products are assembled;  and
o    sequencing to minimize part collision or interference.

         VisConcept - Our 1:1 Scale, Immersive Visualization Solution For Virtual Prototyping: Our VisConcept software solution is designed to enable users to cost effectively experience product designs by creating 1:1 scale virtual prototypes. Engineers, designers and stylists gain the ablity to explore design variations and alternatives in a human-scale, immersive environment that composites 2D and 3D data in real time. The effects of design changes are viewable sooner than if an expensive, time-consuming physical prototype were built.

         VisConcept software components include VisConcept Layout, which provides a 2D/graphical user interface-based tool for creating presentations on a typical workstation. It also includes VisConcept Presenter, which supports human-scale display and human interaction with virtual prototypes.

         VisPublish3D - Our 3D Digital Publishing Solution: Released in April 2000, our VisPublish3D software solution is designed to enable users to eliminate their need to create expensive technical illustration. By leveraging the 2D and 3D visualization functions of our VisMockUp solution, users are able to create documents such as work and assembly instructions, and installation and operation manuals.

                            VIRTUAL FACTORY SOLUTIONS

         Our virtual factory software solutions enable manufacturers to design, analyze, visualize and simulate factory layouts, thereby reducing factory layout development time and manufacturing costs. With this software, users can produce new manufacturing layouts that improve their efficiency, productivity, output and safety.

         The virtual factory software uses object-oriented technology that allows users to design and edit factory layouts easily without drawing models. Users can quickly place and connect factory equipment objects and align objects with auto-orientation in a factory layout. Factory models can then be exported into our solutions and accessed visually using a Web browser, providing concurrent design of tooling and products in a factory layout. We referred to a previous version of these solutions as our VisFactory suite of software solutions.

         The virtual factory solutions are composed of three main design processes that function together to assist users in developing a complete manufacturing design solution. The three processes include:

o    Process Flow Chart, for developing the manufacturing process plan;
o VisFactory, for evaluating factory layout alternatives based upon material flow using -
       o FactoryCAD, for modeling the production layout using "drag-and-drop" Smart Objects;
       o   FactoryPLAN,  for evaluating and comparing factory layout  concepts;
       o   FactoryFLOW,  for viewing product and material flow;and
       o FactoryBROWSER, for managing changes and collaborating on-line using e-Vis; and
o    Jack, for modeling human interaction with the factory layout.

         Our virtual factory solutions accounted for approximately 22%, 16% and 18% of our total revenues in 1999, 1998 and 1997.

                           PROFESSIONAL SERVICES GROUP

         Our Professional Services Group is comprised of employees who provide comprehensive consulting and implementation services relating to our product offerings. We evaluate customers' existing product data architectures, locate data residences, determine access and develop customized integrated solutions. We also makes recommendations on running processes efficiently and implement training plans to facilitate smooth deployments. Additionally, we help plan, install and configure our software solutions, certify installations and provide system administrators with the information needed to maintain visualization environments on a departmental, divisional or enterprise level. These services accounted for 37%, 22% and 30% of total our revenues in 1999, 1998 and 1997.

                           LITIGATION SERVICES

         Our Litigation Services Group develops 3D computer animations for litigation, alternative dispute resolution, public hearings, presentations, demonstrations and educational programs. Combining the knowledge of engineers, scientists and lawyers with the skills and talents of graphic artists, we create computer visualizations that make complex issues easier to understand. Using proprietary technology and extensive visual databases, we produce 3D animations that accurately re-create past events or events that take place beyond the bounds of normal observation.

                    ACQUISITIONS, DISPOSITIONS AND ALLIANCES

         In July 1999, we acquired Kx Verksamhetsutveckling AB (Kx), a Swedish company that provides a proprietary database software solution called K-Log, audio-visual presentation rooms called K-Room, and training and support services. Additional information about this acquisition and others made in 1998 and 1997 can be found in the MD&A and Note 3 to the enclosed financial statements.

         In March 2000, we sold EAI-DELTA GmbH for $31 million in cash to Dassault Systemes S.A. We had acquired DELTA in December 1998 for approximately $24 million of our common stock. Additional information about this transaction can be found in the MD&A and Note 18 to the enclosed financial statements.

         In July 1999, we announced a relationship with HP in which HP agreed to provide hosting services, Web content, marketing funds and support, consulting, high-performance server platforms and use of HP's secure Internet infrastructure for e-Vis.com. We have estimated the value for this support to have the potential to exceed $150 million over the life of the agreement.

              MARKETING, DISTRIBUTION AND INTERNATIONAL ACTIVITIES

         We market our software products and services through a variety of channels, including our own sales force and third party distributors. We also use bundling and distribution agreements with hardware companies such as HP and software companies such as EIGNER + PARTNER, MatrixOne, SAP, SDRC and Unigraphics Solutions.

         In recent years, we expanded our direct sales and marketing operations in North America and Europe and added additional distributors in Asia. Acquisitions also helped us to expand our presence in North America, the United Kingdom, Germany and Sweden. We also maintain additional sales offices in Canada, France, Italy and Malaysia. We intend to increase our global presence by hiring additional staff and pursuing additional distributors for our products and services. In addition, we intend to expand our sales activities via the "Powered by" e-Vis.com program, whereby developers of business-to-business E-commerce applications and services license a co-branded version of the e-Vis.com solution.

         In 1999, 1998 and 1997, we derived 32%, 27% and 22% of our revenues from sales to customers outside the United States. The Risk Factors in the MD&A and Note 1 to the enclosed financial statements contain additional information about our international activities.

                            RESEARCH AND DEVELOPMENT

         The rapid-paced advances in the Internet-enabled visualization and collaboration markets require companies like us to devote substantial resources to research and development efforts. These efforts are aimed at enabling us to establish a presence, then maintain and enhance our competitive position in these markets.

         Our current efforts focus on the development of e-Vis.com and further enhancement and development of our core product areas - OEV and virtual factory solutions.

         We spent $21.4 million, $15.9 million and $10.4 million on research and development in 1999, 1998 and 1997. We anticipate maintaining or increasing this level of commitment to our research and development efforts.

                                   COMPETITION

         We believe that the main competitive factors for product and process visualization software include:

o    high speed, real time graphics capabilities;
o    multiple ERP, PDM as well as CAD/CAE/CAM interfaces;
o    hardware platform independence;
o    distributed database capabilities; and
o    Internet/intranet communication.

         We believe that the main competitive factors for our collaborative Internet solutions for the extended enterprise are, in addition to those listed above:

o    secure Internet visual collaboration;
o    project-based access to mission-critical information;
o    E-services for the extended enterprise; and
o    value-added content for the manufacturing community.

         Although we believe we have a technological advantage over potential competitors in these markets, maintaining an advantage will require continuing investments in research and development, sales and marketing.

         The Risk Factors in the MD&A contain additional information about our competition.

                             DISCONTINUED OPERATIONS

         Through our former Interactive Division, we developed, produced and sold a variety of interactive multimedia products to educational book publishers, computer game publishers, toy companies, museums and pharmaceutical and medical device manufacturers. In July 1999, we announced our decision to withdraw from the Interactive Games and Science and Technology portions of this business by the end of the first quarter of 2000. Our decision to exit these businesses resulted from our analysis of the resources required to remain competitive in the Interactive business and our desire to focus our resources on our core businesses. We continue to do business in the Litigation Services portion of this business as described above.

         In 1999, we recorded a $13.8 million after-tax provision for exiting these operations, including accruals for severance payments, asset write downs and estimated operating losses during the phase out period. We believe that our financial statements contain an adequate provision for the ultimate loss on discontinuation of these operations. Note 2 to the enclosed financial statements contains additional information about our discontinued operations.

                             ADDITIONAL INFORMATION

    You can find information about the following topics as indicated below.

 ------------------------------------------ ------------------------------------
   Geographic financial information            Notes 1 and 16 to the enclosed
                                               financial statements
 ------------------------------------------- -----------------------------------
   Key customers                               Risk Factors in the MD&A and Note
                                               15 to the enclosed financial
                                               statements
 ------------------------------------------- -----------------------------------



                               PROPRIETARY RIGHTS

         We have a significant proprietary base of visualization, collaboration and data management technology. This includes computer software that we have created as well as other computer software obtained through acquisitions.

         We rely on a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure and non-competition agreements and other methods to protect our proprietary rights. We consider our proprietary technology a trade secret and sometimes file for patents. We often obtain registered trademark protection.

         We authorize our customers to use our visualization, collaboration and data management technology through various licensing arrangements and subscription agreements. We also use confidentiality, non-compete and invention disclaimer contractual clauses. As an additional protective measure, we limit the number of development personnel who have access to our source code. Some of our software also contains built-in protection that effectively prevents copying and use on other machines.

         We license third party software from others for use in our software products under a variety of different licensing arrangements. Some of these arrangements require us to pay license fees or royalties for use of the software. Open source code licensing arrangements require us to make the source code for the third party software and its derivative works available to end-users.

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

                                    EMPLOYEES

         At December 31, 1999, we had 919 full-time and 38 part-time employees. We believe that relations with our employees are good. We do not have any collective bargaining agreements with our employees. As stated in Note 18 to the enclosed financial statements, due to events subsequent to year-end, we have approximately 769 full-time and 32 part-time employees as of March 31, 2000.

                            EXECUTIVE OFFICERS OF EAI

         The Board of Directors generally appoints the executive officers at the first meeting of the Board held after the annual meeting of stockholders. The executive officers hold office until a successor is elected and qualified or until death, resignation or removal in accordance with our by-laws. Our current executive officers are:



Matthew M. Rizai

Age:               43

Title:             Chairman, Chief Executive Officer and Treasurer

Experience: Dr. Rizai has been our Chairman, Chief Executive Officer and a Director since joining EAI in June 1990. He has been Treasurer since November 1995. He was President from June 1990 until November 1999. Dr. Rizai's prior experience includes serving as an associate with a venture capital firm, a senior research engineer with General Motors Corporation and a development engineer with Ford Motor Company. Dr. Rizai earned a Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago.

Robert M. Nierman

Age:               55

Title:             President and Chief Operating Officer

Experience: Mr. Nierman has served as President since November 1999 and Chief Operating Officer since joining EAI in May 1999. He was Executive Vice President from May until November 1999. Mr. Nierman's prior experience includes serving as Executive Vice President and Chief Operating Officer of Structural Dynamics Research Corporation (SDRC) from January 1997 until May 1999, and President and Chief Executive Officer of Metaphase Technologies, Inc. from October 1992 until December 1996. Mr. Nierman attended Cornell University.

Martin J. Vanderploeg

Age:               43

Title:             Executive Vice President

Experience: Dr. Vanderploeg co-founded EAI in 1988. He has served as Executive Vice President since October 1993. Dr. Vanderploeg has been a Director since 1988. He was Secretary from June 1990 until November 1995 and a Co-General Manager of the Software Division from October 1997 until August 1999. His prior experience includes serving as a faculty member in mechanical engineering at Iowa State University and performing contract research for a number of large corporations. Dr. Vanderploeg earned a Ph.D. in Mechanical Engineering from Michigan State University.

Jamie A. Wade

Age:               51

Title:             Vice President of Administration, General Counsel and
                   Secretary

Experience: Mr. Wade has served as our Vice President of Administration and General Counsel since June 1994 and Secretary since November 1995. He has been a Director since 1995. From 1983 to 1994, Mr. Wade was a partner with Davis, Hockenberg, Wine, Brown, Koehn & Shors, P.C., a Des Moines law firm. Mr. Wade earned a J.D. from Drake University Law School and a B.A. from Drake University College of Business.


Robert L. Cyr

Age:               40

Title:             Vice President of Worldwide Sales and Marketing

Experience: Mr. Cyr has served as our Vice President of Worldwide Sales and Marketing since January 2000. Prior to that, Mr. Cyr was Vice President of the Americas and Asia Pacific for SDRC in 1998. Mr. Cyr worked for Honeywell-Measurex Corporation (and formerly Measurex Corporation) from 1995 through 1997, serving in several national and international sales and service vice presidential positions. He earned a B.S. in Chemical Engineering from the University of Maine's Bowdoin College.


Michael K. O'Gara

Age:               53

Title:             Vice President of Finance and Chief Financial Officer

Experience: Mr. O'Gara joined EAI in October 1999, serving as our Vice President of Business Operations until March 2000, when he became Vice President of Finance and Chief Financial Officer. Prior to joining EAI, he served as an executive of business operations for SDRC from January 1997 until August 1999, and Chief Financial Officer for Metaphase Technologies, Inc. from October 1992 until December 1996. Mr. O'Gara earned a B.S. in Accounting from Minnesota State University - Mankato.

Jeff D. Trom

Age:               40

Title:             Vice President and Chief Technology Officer

Experience: Dr. Trom, a co-founder of EAI, has held the position of Vice President since June 1990, and Chief Technology Officer since November 1999. He served as Treasurer from June 1990 until November 1995. Dr. Trom earned a Ph.D. in Mechanical Engineering from Iowa State University.

                                     ITEM 2

                                   PROPERTIES

         Our headquarters in Ames, Iowa, consists of approximately 95,100 square feet, of which we own approximately 61,700 square feet and lease approximately 33,400 square feet under a lease that expires on July 1, 2006, with options to extend through July 1, 2016. We lease office space in various locations in the United States, United Kingdom and Germany, and also lease an office in each of the following countries: Canada, France, Italy, Malaysia and Sweden.

                                     ITEM 3

                                LEGAL PROCEEDINGS

         In February 1999, actions were filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of Iowa. These actions allege that we violated Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. They allege that we made false or misleading statements of material fact about our accounting for in-process research and development in connection with the Rosetta Technologies, Inc. (Rosetta) and Sense8 Corporation (Sense8) acquisitions and our 1999 business prospects. They seek unspecified damages.
These claims are now consolidated into one class action purporting to include individuals who purchased our common stock between February 19, 1998 and April 6, 1999. The court has appointed lead plaintiffs and co-lead counsel in the action. The court has granted in part and dismissed in part the motion we filed to dismiss the plaintiffs' amended complaint. We intend to oppose the action vigorously.

         In October 1999, actions were filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of Iowa. These actions allege that we violated Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. They allege that we made false or misleading statements of material fact about our financial results for the second quarter of 1999. These claims are now consolidated into one class action purporting to include individuals who purchased our common stock between July 29, 1999 and October 1, 1999. The court has appointed lead plaintiffs and lead counsel in the action. We intend to oppose the action vigorously.

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

                                               High                      Low

     Year ended December 31, 1998
         First Quarter........................$45.75....................$28.33
         Second Quarter........................61.00.....................42.00
         Third Quarter.........................69.75.....................36.88
         Fourth Quarter........................55.50.....................32.13

                                               High                      Low

     Year ended December 31, 1999
         First Quarter................... ....$61.88....................$40.31
         Second Quarter................... ....42.13.....................14.88
         Third Quarter.........................25.31.....................15.81
         Fourth Quarter........................11.00......................7.25


         On March 31, 2000, we had 1,105 holders of record of common stock. We have not declared or paid any cash dividends on the common stock since our formation and we do not currently intend to do so. We intend to retain future earnings for reinvestment in our business.

Recent Unregistered Issuances of Common Stock

         On July 27, 1999, we acquired Kx Verksamhetsutveckling AB (Kx), a privately held company in Gothenburg, Sweden. The acquisition, including transaction costs and assumed net liabilities, was valued at approximately $3.1 million. We paid cash of $1.8 million and issued 56,000 shares of our common stock to the Kx stockholders, who are persons outside the United States, in compliance with the registration exemption under Rule 903 of Regulation S of the Securities Act of 1933, as amended, in exchange for all the outstanding common stock of Kx. We accounted for the transaction as a purchase. See Item 1. Business-Acquisitions.

                                     ITEM 6

                             SELECTED FINANCIAL DATA

         We have presented the financial data to give retroactive effect for discontinued operations related to our exit from the Interactive Games and Science and Technology businesses. The revenues and expenses related to these businesses are included in income (loss) from discontinued operations, net of tax, below. In addition, the financial statements for 1999 include the operations of Kx Verksamhetsutveckling AB (Kx) since July 27, 1999, the date of the acquisition, which was accounted for as a purchase. For further information, see the "Notes to Consolidated Financial Statements."

     (in thousands, except per share data)                                        Years ended December 31,
                                                                      1999        1998        1997         1996        1995
                                                               ---------------------------------------------------------------
Statement of Operations Data:
Revenues                                                            $ 70,736    $ 89,911    $ 57,630     $ 39,870     $23,376
Cost of revenues                                                      32,713      23,120      18,004       15,161      10,766
                                                               ---------------------------------------------------------------
Gross profit                                                          38,023      66,791      39,626       24,709      12,610

Operating expenses
   Sales and marketing                                                28,556      21,576      14,665        9,696       4,543
   General and administrative                                         15,950      11,326       9,065        5,707       4,425
   Research and development                                           21,409      15,949      10,383        6,158       3,973
   Goodwill and developed technology
      amortization expense                                             2,835       1,838         140           62           -
   Acquisition costs and non-recurring expenses                         (925)     12,237       4,917            -       2,520
                                                               ---------------------------------------------------------------
Total operating expenses                                              67,825      62,926      39,170       21,623      15,461
                                                               ---------------------------------------------------------------

Operating income (loss) from continuing operations                   (29,802)      3,865         456        3,086      (2,851)
Interest and other income (expense), net                                 959       1,660       1,465          847        (208)
                                                               ---------------------------------------------------------------

Income (loss) from continuing operations
   before income tax and minority interest                           (28,843)      5,525       1,921        3,933      (3,059)
Income tax expense (benefit)                                          (5,260)      5,517       1,584        1,574        (249)
                                                               ---------------------------------------------------------------

Income (loss) from continuing operations
   before minority interest                                          (23,583)          8         337        2,359      (2,810)
Minority interest                                                          -           -         (49)        (310)       (128)
                                                               ---------------------------------------------------------------
Income (loss) from continuing operations                             (23,583)          8         288        2,049      (2,938)
Income (loss) from discontinued operations,
    net of tax                                                       (16,888)        372         808          733       1,018
                                                               ---------------------------------------------------------------

Net income (loss)                                                  $ (40,471)      $ 380     $ 1,096      $ 2,782    $ (1,920)
                                                               ===============================================================


Earnings (loss) per share:
Basic:
  Continuing operations                                              $ (1.98)     $ 0.00      $ 0.03       $ 0.24     $ (0.50)
  Discontinued operations                                              (1.42)       0.03        0.08         0.08        0.17
                                                               ---------------------------------------------------------------
    Total                                                            $ (3.40)     $ 0.03      $ 0.11       $ 0.32     $ (0.33)
                                                               ===============================================================

Diluted:
  Continuing operations                                              $ (1.98)     $ 0.00      $ 0.02       $ 0.21     $ (0.50)
  Discontinued operations                                              (1.42)       0.03        0.07         0.07        0.17
                                                               ---------------------------------------------------------------
    Total                                                            $ (3.40)     $ 0.03      $ 0.09       $ 0.28     $ (0.33)
                                                               ===============================================================


(in thousands)                                                         December 31,
                                                      1999        1998         1997        1996        1995
                                               -------------------------------------------------------------
Balance Sheet Data:
Cash, cash equivalents and
  short-term investments                           $10,939     $35,496      $41,287     $21,048     $ 1,430
Working capital                                     20,265      50,512       49,899      25,978       2,309
Total assets excluding net assets
  from discontinued operations                      80,564     103,004       81,271      39,458      10,235
Total assets                                        80,564     115,590       90,493      47,195      12,365
Long-term debt                                         616       1,480        1,569       3,136       3,374
Stockholders' equity                                55,191      93,539       75,083      35,838       3,786



                                     ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          PLEASE SEE THE SECTION ENTITLED "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS" SET FORTH AT THE BEGINNING OF THIS REPORT.

                                    Overview

         Engineering Animation, Inc. develops and produces Internet-enabled visual process management, collaboration, communication and analysis solutions and accompanying services for extended manufacturing enterprises. Major manufacturers in the automotive, aerospace, industrial/heavy equipment, electronics, telecommunications and government/defense industries use our
integrated   enterprise-wide   solutions  across  corporate  intranets  and  the
Internet.

         Our software solutions provide manufacturers and their suppliers and partners with shared, worldwide access to product and process data. Together they can analyze, visualize and manipulate the shared data in real time. Our solutions enable the manufacturing network to realize the competitive advantages of lowered costs and faster time-to-market through improved product designs, enhanced product quality and shorter production cycles.

         Our software products include: the Open Enterprise Visualization (OEV) solutions for viewing, distributing and analyzing product design data; and the virtual factory solutions for enhancing the efficiency and quality of manufacturing operations and processes. In 1999, we announced the development of e-Vis.com, our Internet portal for providing enterprise and supplier collaboration, integration and E-services to manufacturers.

         In addition, our Professional Services Group provides customized systems integration and deployment services in support of our software products and E-services. Our Litigation Services Group creates software animation products for the legal community.

          In February 1999, we restated earnings for the years ended 1998 and 1997 to reflect the Securities and Exchange Commission's new guidance on accounting for in-process research and development charges associated with acquisitions. In October 1999, we restated earnings for the second quarter of 1999 to reflect the reversal of an order that had been recorded in contravention of our revenue recognition policy.

         We announced, on July 6, 1999, that we would exit our Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. We established a provision for discontinued operations in the second quarter of 1999 to cover the estimated costs of exiting these businesses including operating losses during the phase out period. We believe that this provision will be sufficient to cover any further costs. Our prior financial results have been presented to reflect the Interactive Games and Science and Technology businesses as discontinued operations. We discontinued the use of the EAI Interactive and Software Division names.

         On July 19, 1999, we announced a relationship with Hewlett-Packard Company (HP). HP agreed to support e-Vis.com and is providing hosting services, Web content, marketing funds and support, consulting, high-performance server platforms and use of HP's secure Internet infrastructure. In exchange, HP will receive royalties from us based on total portal revenue.

         We announced, on March 1, 2000, the signing of a definitive agreement with Dassault Systemes S.A. for the sale of EAI-DELTA GmbH (DELTA) for $31 million in cash. The resulting pre-tax gain, net of transaction costs, will be recognized in the first quarter of 2000 as an extraordinary gain on sale of subsidiary. The transaction closed on March 24, 2000.

         We also announced we will record a restructuring charge of approximately $6.0 million in the first quarter of 2000 related to actions associated with redefining the Company's infrastructure. The charge may include severance costs, asset write-downs, office closings and other expenses.

Acquisitions

         On July 27, 1999, we acquired Kx Verksamhetsutveckling AB (Kx), a privately held company in Gothenburg, Sweden. The acquisition, including transaction costs and assumed net liabilities, was valued at approximately $3.1 million. We paid cash of $1.8 million and issued 56,000 shares of common stock in exchange for all the outstanding common stock of Kx. Kx provides integrated software solutions, training and support for manufacturing customers in Scandinavia. We have accounted for the acquisition of Kx as a purchase and all intangibles associated with the purchase are being amortized over five years using the straight-line method.

         On December 22, 1998, we completed the acquisition of DELTA. In connection with the acquisition, we issued approximately 557,000 shares of common stock in exchange for all the outstanding common stock of DELTA in a transaction valued at approximately $24.0 million. Our acquisition of DELTA was accounted for as a pooling of interests.

         On September 22, 1998, we completed the acquisition of Variation Systems Analysis, Inc. (VSA). We issued approximately 542,000 shares of common stock in exchange for all of the outstanding common stock of VSA in a transaction valued at approximately $26.0 million. This acquisition was accounted for as a pooling of interests.

         On September 22, 1998, we completed the acquisition of Transom Technologies, Inc. (Transom). We issued approximately 192,000 shares of common stock in exchange for all of the outstanding preferred and common stock of Transom in a transaction valued at approximately $13.0 million. This acquisition was accounted for as a pooling of interests.

         On June 17, 1998, we completed the acquisition of Sense8. We issued approximately 158,000 shares of our common stock for all of the outstanding shares of Sense8. The transaction, including transaction costs and net liabilities assumed, was valued at approximately $9.7 million. This acquisition was accounted for as a purchase.

         On November 26, 1997, we acquired Cimtech, Inc. (Cimtech) by issuing approximately 185,000 shares of common stock in exchange for all of the outstanding common stock of Cimtech in a transaction valued at approximately $6.0 million. This acquisition was accounted for as a pooling of interests.

         On November 25, 1997, we acquired Rosetta in two separate transactions valued at approximately $25.5 million. We acquired a controlling interest in Rosetta through a merger with Technology Company Ventures, LLC (TCV) by exchanging approximately 630,000 shares of common stock for the outstanding member equity of TCV. This phase was accounted for as a pooling of interests. We subsequently acquired the remaining minority interest in Rosetta by issuing approximately 309,000 shares of common stock. The minority interest in the acquisition was accounted for as a purchase.

RESULTS OF OPERATIONS

         For all periods presented below, the results of operations include the operating results of Kx beginning July 27, 1999 and do not include our discontinued Interactive Games and Science and Technology businesses.

Revenues

         Our revenues are derived from software licenses, software development contracts, professional services, customer support and maintenance. We recognize revenue allocated to software licenses when an arrangement to deliver software does not require significant additional production, modification or customization and all four basic criteria in the Statement of Position (SOP) 97-2, as amended, issued by the American Institute of Certified Public Accountants (AICPA) have been met. The four basic criteria are: persuasive evidence that an arrangement exists, delivery has occurred, fee is fixed or determinable and collection of the resulting receivable is probable. For contracts with multiple obligations, such as deliverable and undeliverable software licenses, maintenance or other services, we allocate revenue to each component of the contract based on vendor-specific objective evidence. We recognize revenues from software development contracts and professional services based upon labor costs incurred and progress to completion on contracts. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided.

                                    REVENUES

(in thousands)                               1999      Change               1998     Change                   1997
------------------------------------------------------------------------------------------------------------------
Revenues                                  $70,736       (21)%            $89,911       56%                 $57,630
==================================================================================================================

         Revenues decreased 21% to $70.7 million for 1999 from $89.9 million for 1998. Growth in services and maintenance revenues was offset by a decrease in revenues from software licenses. We attribute this decrease in 1999 revenues to a number of factors, including the following.


o As we continue to expand our partner program, the ratio of our partners' sales to our direct sales has increased. Revenues from partner sales are typically lower because they are royalty-based.

o A number of our major customers placed fewer large orders as they deployed across their enterprises prior year purchases of our products.

o Our customers are changing the fundamental way in which they purchase and deploy software within their organizations. As the Internet becomes the primary distribution medium, the subscription model or monthly usage fee is replacing the large, one-time licensing fee we have experienced in the past.


         Revenues increased 56% to $89.9 million for 1998 from $57.6 million for 1997. The increase was attributed to growth in sales of software licenses, services and maintenance.


                                COST OF REVENUES

(in thousands)                               1999      Change               1998     Change                   1997
------------------------------------------------------------------------------------------------------------------
Expense                                   $32,713        41%             $23,120       28%                 $18,004
==================================================================================================================

As a percentage
of revenues                                   46%                            26%                               31%


         Our cost of revenues includes direct labor and other costs associated with funded software development, customer support and professional services, packaging and distribution costs, royalty fees paid to third parties under licensing agreements and amortization of capitalized software costs.

         Cost of revenues increased 41% to $32.7 million for 1999 from $23.1 million for 1998 primarily due to higher compensation and related expenses from the increased number of employees in our professional services group and higher royalty fees. The increase in the number of employees was in anticipation of higher volume from our software business. Our cost of revenues as a percentage of revenues increased to 46% from 26% for 1999 and 1998 primarily due to software license revenues being lower than expected in 1999.

         Cost of revenues increased 28% to $23.1 million for 1998 from $18.0 million for 1997 primarily due to expanded software product sales, software product development and professional service contracts. Our cost of revenues as a percentage of revenues decreased to 26% from 31% for 1998 and 1997 primarily due to a larger share of overall revenues being derived from sales of software licenses.

         For 1999, 1998 and 1997, we capitalized software costs of $1.4 million, $0.8 million and $1.0 million, respectively. We amortize these costs over an estimated economic useful life of three years, or on the ratio of current revenues to total projected product revenues, whichever amortization expense amount is greater. Amortization expenses reported as cost of revenues for 1999, 1998 and 1997 were $733,000, $521,000 and $219,000, respectively. We compare unamortized computer software costs with net realizable value on a product-by-product basis. These estimates are based upon all available information, including life cycles and revenues from similar products, our past history, the market for the products, our existing customer base, and other factors unique to the products. Recoverability is subject to changes in our business model and the demand for the product either because of general market conditions or the introduction of new products by competitors.

                               SALES AND MARKETING

(in thousands)                               1999      Change               1998     Change                   1997
------------------------------------------------------------------------------------------------------------------
Expense                                   $28,556        32%             $21,576       47%                 $14,665
==================================================================================================================

As a percentage
of revenues                                   40%                            24%                               25%

         Sales and marketing expenses include personnel and facility costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, trade shows, travel, depreciation and other costs.

         Our sales and marketing expenses increased 32% to $28.6 million for 1999 from $21.6 million for 1998 primarily due to personnel increases in the sales and marketing groups and related expenses and increased marketing expenditures. This increase was partially offset by lower sales commission expense associated with lower revenues. Sales and marketing expenses increased to 40% of total revenues for 1999 from 24% for 1998 primarily due to the personnel increases and software license revenues being lower than expected in 1999.

         Our sales and marketing expenses increased 47% to $21.6 million for 1998 from $14.7 million for 1997 primarily due to personnel increases in the sales and marketing groups and related expenses, additional sales commission expenses associated with higher revenues and increased marketing expenditures. Sales and marketing expenses decreased to 24% of total revenues for 1998 from 25% for 1997.

                           GENERAL AND ADMINISTRATIVE

(in thousands)                               1999      Change               1998     Change                   1997
------------------------------------------------------------------------------------------------------------------
Expense                                   $15,950        41%             $11,326       25%                  $9,065
==================================================================================================================

As a percentage
of revenues                                   23%                            13%                               16%

         General and administrative expenses consist primarily of personnel and facility costs for administrative, information systems, legal, executive and accounting staff, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense, bad debt expense and other costs.

         General and administrative expenses increased 41% to $16.0 million for 1999 from $11.3 million for 1998. The increase was primarily due to personnel increases and related expenses, increased outside professional services and bad debt expense. General and administrative expenses increased to 23% of total revenues for 1999 from 13% for 1998 primarily due to the personnel increases and software license revenues being lower than expected in 1999.

         General and administrative expenses increased 25% to $11.3 million for 1998 from $9.1 million for 1997. The increase was primarily due to personnel increases and related expenses as we built our infrastructure to support increased operations. General and administrative expenses decreased to 13% of total revenues for 1998 from 16% in 1997.

                            RESEARCH AND DEVELOPMENT

(in thousands)                               1999      Change               1998     Change                   1997
------------------------------------------------------------------------------------------------------------------
Expense                                   $21,409        34%             $15,949       54%                 $10,383
===================================================================================================================

As a percentage
of revenues                                   30%                            18%                               18%

         Research and development expenses focus on software product development and consist primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expenses and outside consulting fees.

         Research and development expenses increased 34% to $21.4 million for 1999 from $15.9 million for1998 primarily due to personnel increases and related expenses and increased outside consulting expenses. Included in research and development expenses in 1999 is a write-off of $840,000 of intangible assets for unused technology. Research and development expenses increased to 30% of total revenues for 1999 from 18% for 1998, primarily due to the personnel increases and software license revenues being lower than expected in 1999. Although software license revenues have decreased, we expect to at least maintain the previous levels of investments made in research and development.

          Research and development expenses increased 54% to $15.9 million for 1998 from $10.4 million for 1997 primarily due to personnel increases and related expenses and increased outside consulting expenses. Research and development expenses remained at 18% of total revenues for 1998 and 1997.

             GOODWILL AND DEVELOPED TECHNOLOGY AMORTIZATION EXPENSE

(in thousands)                               1999      Change               1998     Change                   1997
------------------------------------------------------------------------------------------------------------------
Expense                                    $2,835        54%              $1,838       N/M                    $140
==================================================================================================================

As a percentage                                4%                             2%                               N/M
of revenues

         Goodwill and developed technology amortization expense relates to the acquisitions made in 1999, 1998 and 1997 as stated in the section titled "Acquisitions" above.


                  ACQUISITION COSTS AND NON-RECURRING EXPENSES

(in thousands)                               1999      Change               1998     Change                   1997
------------------------------------------------------------------------------------------------------------------
Expense                                    $(925)        N/M             $12,237       149%                 $4,917
===================================================================================================================

As a percentage
of revenues                                  (1)%                            14%                                9%


         In December 1999, we reversed $0.9 million of transaction costs accrued in connection with acquisitions made in 1998. The excess accrual was due to lower than expected costs and expenses associated with the acquisitions.

         In 1998, we incurred acquisition and non-recurring expenses of $6.1 million in conjunction with the acquisitions of DELTA, VSA and Transom. These acquisitions were accounted for as poolings.

         We incurred a non-recurring charge of $1.9 million for in-process research and development in the second quarter of 1998 related to the acquisition of Sense8, which was accounted for as a purchase.

         We incurred a non-recurring charge of $4.2 million in the first quarter of 1998, attributable to technology licensed from HP and General Electric Corporate Research and Development.

         In 1997, we incurred acquisition and non-recurring expenses of $3.2 million in conjunction with the acquisitions of Cimtech and TCV. We also incurred a non-recurring charge of $1.7 million in the fourth quarter of 1997 for in-process research and development related to the acquisition of the minority interest in Rosetta.

                          INCOME TAX EXPENSE (BENEFIT)

(in thousands)                               1999                           1998                              1997
------------------------------------------------------------------------------------------------------------------
Expense (benefit)                        $(5,260)                         $5,517                            $1,584
==================================================================================================================

Effective tax rate                            18%                           100%                               82%

         The effective tax rate for 1999 differs substantially from the statutory tax rate primarily due to goodwill and developed technology amortization of $1.8 million, which is not deductible for income tax purposes and the creation of a valuation allowance. In the fourth quarter of 1999, we recorded a valuation allowance of $11.6 million to offset a portion of our deferred tax assets, of which $6.0 million of the valuation allowance is attributable to discontinued operations. The carrying value of the net deferred tax asset net of the valuation allowance is $7.7 million.

          The effective tax rates for 1998 and 1997 differ substantially from the statutory tax rate primarily due to acquisition related costs. Our pre-tax income for 1998 and 1997 includes goodwill and developed technology amortization expense and acquired in-process research and development expenses and acquisition charges of $14.1 million and $5.1 million, respectively. Most of these are not deductible for income tax purposes. In January 1997, we also recorded an income tax benefit of $1.0 million due to the reversal of valuation allowances that had been previously established to offset a portion of our deferred tax assets.

                         QUARTERLY RESULTS OF OPERATIONS

         See "Notes to the Consolidated Financial Statements - Note 14. Quarterly Results of Operations."


                         LIQUIDITY AND CAPITAL RESOURCES

         The following discussion of liquidity and capital resources includes our continuing and discontinued operations.

         We have historically satisfied cash requirements through borrowings, operations, capital lease financing and aggregate net proceeds from public offerings of common stock.

         As of December 31, 1999, we had $10.9 million in cash and cash equivalents. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

         In 1999, net cash used in operating activities was $12.2 million. We experienced lower revenues and cash collections on those revenues during the year. We also incurred cash outflows associated with discontinuing our Interactive Games and Science and Technology businesses that will continue through the end of the first quarter of 2000. During the second quarter of 1999, $3.1 million of accounts receivable attributed to software license and deferred maintenance revenue were sold to a third party finance company on a non-recourse basis. Net cash provided by operations was $1.8 million in 1998, and net cash used in operating activities was $77,000 in 1997.

         In 1999, net cash used in investing activities was $2.0 million. An increase of $10.9 million in property and equipment was due to the cost of expanding our facilities by $4.7 million and purchases of computers, furniture and equipment of $6.2 million. This was offset by net maturities in our short-term investments of $11.9 million. We paid $1.8 million in cash for the purchase of Kx and $1.6 million was spent on software development costs that were capitalized.

         In 1998, we used cash of $9.6 million in investing activities. This was primarily due to our property and equipment increasing $10.5 million because of the expansion of our facilities by $4.3 million and our purchases of computers, furniture and equipment of $6.2 million. This was partially offset by net maturities in our short-term investments of $3.5 million. In 1997, we used cash of $15.6 million in investing activities. We increased our short-term investment portfolio by $5.5 million and used $8.7 million to purchase property and equipment.

         In 1999, net cash provided by financing activities was $2.0 million. The main financing sources were proceeds from stock option exercises and net increases in our lines of credit.

         In 1998, net cash provided by financing activities was $5.4 million. The main financing sources were proceeds from stock option exercises, issuances of common stock and the increase in a line of credit. At December 31, 1998, $3.0 million from this line of credit was utilized. In 1997, net cash provided by financing activities was $30.4 million primarily due to a public issuance of common stock.

         In March 2000, our sale of DELTA generated cash proceeds of $31.0 million, which will be used in current operations. We had two lines of credit with commercial banks. One of the lines of credit, totaling $1.0 million, was secured and has been paid off. The other line of credit, totaling $3.5 million, is unsecured and expires on May 31, 2000. We plan to repay the $3.5 million outstanding balance on or before May 31, 2000.

         We believe that our current cash and cash equivalent balances will be sufficient to meet anticipated cash needs for working capital and capital expenditures through the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such times as we may require it.

New Accounting Pronouncements

         In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." This statement requires recognition of revenue using the "residual method." This applies when we have vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting. This also applies when VSOE of fair value does not exist for one or more of the delivered elements in the arrangement. All revenue-recognition criteria in SOP 97-2, other than the requirement for VSOE of the fair value of each delivered element of the arrangement, must be satisfied. This statement amends SOP 98-4, "Deferral of the Effective Date of the Provision of SOP 97-2," by extending the deferral of the application of several passages of SOP 97-2 through fiscal years ending on or before March 15, 1999. All other provisions of SOP 97-2 are effective for transactions entered into by us in fiscal years ending after March 15, 1999.

         Under the residual method, the arrangement is recognized when the total value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized by us as revenue related to the delivered elements.

         We adopted SOP 98-9 on January 1, 2000. It is expected that the adoption will not have a significant effect on our financial position, operating results or liquidity.

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," establishing new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. Currently, we do not anticipate that SFAS No. 133 will have a material impact on our financial position, results of operation or liquidity. SFAS No. 133 is effective on January 1, 2001.

                                    DIVIDENDS

         We have not paid any cash dividends and do not currently anticipate paying cash dividends in the future. There can be no assurance that we will ever pay a cash dividend. Prior to our acquisition of DELTA in December 1998, DELTA had declared and paid dividends to its shareholders.

                         YEAR 2000 READINESS DISCLOSURE

         Through 1999, we continued evaluating the effect of Year 2000 issues on our core software products, mission critical facilities, databases, and hardware and software systems. Under a plan formulated in 1998 to coordinate our Y2K efforts company-wide, the Vice President of Administration directed a task force comprised of high level managers that oversaw the evaluation of our products, facilities and operations. In general, the plan called for:

o creating an inventory of current products, mission critical facilities, databases and systems;
o    analyzing our state of knowledge regarding their Y2K readiness;
o    gathering additional information through contacts or testing, where needed;
o    assessing  whether a risk  existed  and what to do about  it;  and
o    developing and implementing remedies, where needed.

         We addressed the Y2K-related issues we identified through these efforts and, where appropriate, communicated our result to our customers. We developed pages within our corporate Web site to communicate with the public about our Y2K readiness.

         We believe our efforts were successful. We have not experienced any disruption of our business as a result of Y2K-related issues. We will continue to be watchful for late-developing Y2K issues. We cannot assure you, however, that all Y2K issues have surfaced or, if they were to, that they would not materially adversely affect our business operations or financial statements.

                                  RISK FACTORS

         You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties actually occur, our business, financial position, operating results or liquidity could be materially harmed. Please refer to the section titled "Safe Harbor For Forward-Looking Statements" set forth at the beginning of this report.

INDUSTRY RISKS

Failure to Adapt to Technological Changes or a Lack of Market Acceptance for Our Products or Services Could Harm Our Business

         Our revenues, operating results and liquidity may decline if:

o    our products and services become outdated;
o we are unable to introduce new products or services, or upgrade existing products or services, when the market demands them; or
o    the market does not accept our products or services or their upgrades.

     Therefore, our success depends on our ability to:

o    anticipate  our  customers'  evolving   visualization,   collaboration  and
     communication   requirements;
o    adapt our software products for new platforms;
o cost-effectively develop, produce, market and sell high-quality products and services that timely address our customers' requirements;
o    capture and retain  major  manufacturers  as our  customers;  and
o attract other companies to make their software products compatible with ours.

         Since we provide products and services in a rapidly changing industry, we try to anticipate emerging computer technologies and capabilities. We cannot assure you that we will be able to introduce new products and services on a timely basis or that our new products and services will be accepted in the market. Because we target developing markets in which we are uncertain of effects of future product enhancements, future technological developments and future competition, we cannot accurately predict the life cycles of our products and services.

The Markets for Our Software Products and Services are Emerging and May Not Continue to Grow

         Software licensing of our OEV and virtual factory solutions and the sales of related services currently constitute the majority of our revenues. The market for these enterprise-wide visualization and collaboration software products and services in the automotive, aerospace, heavy equipment and other manufacturing industries is still emerging and dependent on a number of variables, including customer preferences and the rate at which customers adopt and deploy new technologies. Our growth depends on whether there is significant market demand for these solutions and services, particularly on an enterprise-wide basis. We cannot assure you that the software products market will continue to grow or that the market will continue to demand or accept our software products and support services.

         Additionally, we have invested significant resources in our e-Vis.com solutions. The on-line market is a new industry that is currently experiencing rapid growth. Its future growth and direction, however, are unknowns. Our growth in this business will depend on how well we anticipate the manufacturing market's on-line collaboration and communication requirements, and our success in communicating and delivering our on-line capabilities to the market. We do not have any prior experience in this market and cannot assure you that we will be successful.

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

         If revenues fall below our expectations in a particular quarter, our business could be harmed. General economic conditions affect our revenue expectations, as well as the following factors:

o    difficulties in forecasting the volume and timing of customer orders;
o the timing of our introduction of new products relative to our competitors' introduction of similar products;
o    our arrangements to market our products;
o customer budgets and willingness to pay for delivered products and services; and
o    our ability to competitively price our products and services.

         The revenue flow from our OEV and virtual factory solutions sales and licensing is uneven within a fiscal quarter. Sales typically occur in the third month of a quarter, and often in the last week or days of a quarter. Factors contributing to this pattern include:

o long lead times on customer budgetary approvals, which tend to be given late in a quarter;
o the tendency of customers to wait until late in a quarter to commit to purchase in the hope of obtaining more favorable pricing from one or more competitors seeking their business;
o    at times, seasonal influences; and
o the fourth quarter influence of customers spending their remaining capital budget authorization prior to new budget constraints in the first quarter of the following year.

         Shortfalls from anticipated revenue or revenue recognition delays result in significant variations in our operating results from quarter to quarter. On the other hand, our expenses are relatively fixed in the near term, or they may increase as our research and development efforts increase in anticipation of new market opportunities or in response to competitive pressure. We do not anticipate this pattern changing.

         Additionally, we find it difficult to forecast quarterly licensing revenue. Our sales cycle, from initial evaluation to delivery of software, is lengthy and varies substantially from customer to customer, particularly in the cases of customized business solutions. Even though we intend to decrease our involvement with customized business solutions, we do not anticipate that this change will improve our ability to forecast quarterly revenue.

         We anticipate our e-Vis.com sales will be primarily subscription-based. We will recognize revenue from these sales ratably over the life of the subscription. The degree to which these sales will have any leveling effect on our revenue flow depends particularly upon how quickly we grow this area of our business. However, we have no prior experience with a subscription-based business. We cannot assure you that these sales will have any effect on our results.

Our Share Price is Volatile

         The market price of our common stock has been and is likely to continue to be volatile and significantly affected by factors such as:

o general market conditions and market conditions affecting technology stocks in particular;
o actual or anticipated fluctuations in our quarterly or annual operating results;
o announcements relating to customer contracts, investments, acquisitions, divestitures;
o    discontinued operations, layoffs or corporate actions such as stock splits;
     and
o    industry conditions or trends.

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

Failure to Integrate Acquired Businesses Could Harm Our Business

         We need to successfully integrate the businesses that we have acquired and any businesses that we may acquire in the future. Each acquisition has required us to pay significant attention to the integration of products, processes, personnel and culture, including the following specific items:

o    the acquired businesses' response to integration into our organization;
o    our  ability  to   effectively   manage  the  operations  of  the  acquired
     businesses; and
o    the profitability and growth of the acquired businesses.

         We may not be able successfully to integrate businesses we acquired in the past or businesses we may acquire in the future.

Decreased Sales to a Key Customer or Industry Could Harm Our Business

         In 1999, 11% and 10% of our revenues came from sales and licensing of software products and services to DaimlerChrysler and SDRC, respectively. We cannot assure you that we will be able to continue to sell or license software products and services to these customers at 1999 levels or, if we fail to do so, that we will be able to replace them with new customers. In addition, the automotive industry accounts for a large portion of our other software customers and a target market for our on-line services. Decreased demand for our software products and services by automotive companies or the lack of demand for our on-line services in this industry would harm our business.

We May Face Significant Competition

         There are large software companies and companies in the CAD, CAE, CAM and PDM markets offering solutions with visualization functionality similar to that available through our software products. These companies include Dassault Systemes S.A. and Parametric Technology Corporation. We have also formed partnerships with other companies in these markets by licensing portions of our technology to them, which enables them to offer visualization solutions. These companies include Unigraphics Solutions Inc., Structural Dynamics Research Corporation and SAP A.G.

         Companies like NexPrise, Inc. and Framework Technologies Corporation offer solutions with collaboration functionality similar to that of our products. Companies offering Internet visual collaboration functions similar to ours include Alibre, Inc. and CoCreate Software, Inc.

         Although we believe that we have technical advantages over competitors in these markets, maintaining these advantages will require our continued investment in research and development and sales and marketing. We cannot assure you that we will have sufficient resources to make continued investments in these areas or that our efforts will be successful. Moreover, we cannot assure you that technical advantages will mean success in the market.

         The markets for manufacturing-oriented portal and exchange solutions are new and experiencing rapid growth and evolution. Internet providers in these markets, like VerticalNet, Inc., Ariba, Inc., Commerce One Inc. and i2 Technologies, Inc., offer manufacturers vertical and horizontal solutions that compete with certain of the functions offered by our solutions. At the same time, major manufacturers, including those in the automotive, telecommunications, and aerospace and defense industries, have announced that they are forming their own industry exchanges and portals focused on their own needs. Competition to be the Internet-enabled solution provider to these and other consolidated customer bases will be significant. We cannot assure you that we will be successful in this business.

We Rely on Third Parties to Market and Distribute Our Products and Services, in Addition to Our Own Sales Force

         We market our products and services to end users both directly and indirectly. Our success depends in part on agreements with third parties to market and distribute our products and services. These agreements represent significant marketing and distribution opportunities for our software products and services. However, we cannot assure you that these relationships will continue beyond their contract terms or that they will be performed to our level of expectation.

         In addition, our success depends on our own sales force. Our sales force must be able to adapt to changes in our marketing strategy. In the past, we focused our efforts on selling discrete software products to our customers. With the advances in our technology and the changes in the market, we are transitioning our marketing strategy to selling business solutions that incorporate many of our products. We cannot assure you that our sales force will deliver this message to our customers in a manner that will ensure our success.

         Moreover, our success depends on our own sales force achieving its sales objectives. We assign our sales personnel sales quota, to which a percentage of their compensation is tied. While the quota and variable compensation are intended as incentives to enhance performance, the success of these factors depends on how well we estimate and link the two, given current market conditions. We cannot assure you that we will achieve the proper balance. Additionally, the on-line services market is emerging. Our sales force must contend with an emerging market and introduce our new products and services to this market. We cannot assure you that their efforts will be successful.

We Must Effectively Manage Our Resources in Anticipation of and Response to Our Business Direction

         Over the past two and one-half years, we have experienced significant, yet opposite growth trends in responding to the needs of the market. First, through acquisitions, we rapidly increased our product offerings, staff, facilities and revenues. Then, with revenues declining, we refocused our business direction and, in the process, discontinued businesses, divested assets and reduced staff. These expanding and contracting trends exert significant strain on our employees, operating procedures, financial resources and information systems.

         We cannot assure you that these pressures will lessen as we continually reassess and adjust our business model in response to the market. Our success will depend in part on our ability to effectively transition our activities and resources to meet these changes. We expect that our operating results, liquidity and financial position would suffer if we were unable to manage our resources in response to our evolving business direction.

We Face Risks Associated with Our International Business

          Our international operations and revenues have increased in the past. In March 2000, we sold DELTA, which had contributed significantly to our international revenues. We cannot assure you that our future revenues from international business will continue to increase.

           In 1999, sales to international customers represented 32% of our net revenues. As a result, we are subject to the risks of conducting business outside the United States, including:

o    changes in regulatory requirements;
o    the burdens of complying with a variety of foreign laws;
o    fluctuations in currency exchange rates and tariffs;
o    other trade barriers and restrictions; and
o    slower collection periods.

         We do not know what effect such regulatory, geopolitical and other factors will have on our business in the future or if we will have to modify our business. In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

We Face Risks Related to Our  Intellectual Property Rights

         Our extensive proprietary technology and databases are crucial to our success and ability to compete. We protect our proprietary rights through a combination of:

o    copyright, trademark and trade secret laws;
o    employee and third party non-disclosure and non-competition agreements; and
o    negotiated contract terms and conditions.

 However, these measures may not prevent our competitors from obtaining or using our proprietary technology and databases.

         We have incorporated into or employed mechanisms with certain of our products and services designed to prevent or inhibit unauthorized copying or use. Also, we package our software products and services with agreements that prohibit their unauthorized copying and use. Nevertheless, certain users do copy or use software without authorization, despite our efforts. If a significant amount of unauthorized copying or use of our products or services were to occur, it would negatively impact our revenues and operating results.

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

Internet-Associated Problems Encountered by Our Customers May Adversely Affect
Us

         We have partnered with HP for it to provide the hosting and security functions for our e-Vis.com business solution. If HP were unable or unwilling to provide these functions in a timely, uninterrupted or secure manner, our business could be negatively affected by customers' decisions to reduce or discontinue the use of our Internet solutions.

         Additionally, factors like natural disasters, electrical or telecommunication failures, sabotage, vandalism or human error may interrupt our services and cause our customers to reduce or terminate their use of our solutions. Any of these events could negatively affect our revenues, operating results, liquidity or financial position.

Our Success Depends on Our Key Personnel

         Our success depends in large part on our ability to continue to attract, motivate and retain key technical, marketing, sales and management personnel. If one of our key employees decides to leave EAI, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our revenues, operating results, liquidity and financial position.

         We maintain key person life insurance covering our executive officers. Nevertheless, the amount of insurance may be insufficient to offset the loss of their services.

                                     ITEM 7A

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

         Our revenues originating outside the U.S. for 1999, 1998 and 1997 were 32%, 27% and 22% of total revenues. International sales are made mostly from our foreign subsidiaries in local currency. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in local currency.

         Our international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency volatility. Our future results could be adversely impacted by changes in these or other factors.

Interest Rates

         Our long-term debt in 1999 included two lines of credit with commercial banks. Both lines of credit, one totaling $3.5 million and the other totaling $1.0 million, had floating rates of interest. All other long-term debt had fixed rates of interest ranging from 0% to 6%.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors and Shareholders
Engineering Animation, Inc.

         We have audited the accompanying consolidated balance sheet of Engineering Animation, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engineering Animation, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                               /s/ KPMG LLP


Minneapolis, Minnesota
March 24, 2000

                         Report of Independent Auditors

The Board of Directors and Shareholders
Engineering Animation, Inc.

         We have audited the accompanying consolidated balance sheet of Engineering Animation, Inc. as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engineering Animation, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ Ernst & Young LLP



Minneapolis, Minnesota
February 15, 1999



Engineering Animation, Inc.
Consolidated Balance Sheets

(thousands, except share and per share data)

                                                                                         December 31,
Assets                                                                               1999            1998
                                                                           --------------------------------
Current assets:
     Cash and cash equivalents                                                    $ 10,939        $ 23,623
     Short-term investments                                                              -          11,873
     Accounts receivable, net:
       Billed, less allowance for doubtful accounts of $714 in 1999
           and $300 in 1998                                                         18,649          26,684
       Unbilled                                                                      2,308           3,595
     Deferred income taxes                                                           7,758           1,250
     Income taxes receivable                                                           693           1,882
     Prepaid expenses and other assets                                               3,091           1,997
                                                                           --------------------------------
 Total current assets                                                               43,438          70,904

 Property and equipment, net                                                        22,168          15,848

 Other assets:
     Restricted cash                                                                    30              60
     Note receivable                                                                 1,408           1,408
     Software development costs, net of accumulated
       amortization of $967 in 1999 and $774 in 1998                                 2,373           1,679
     Deferred income taxes                                                               -             769
     Goodwill and developed technology, net of
       accumulated amortization of $4,875 in 1999 and $2,040 in 1998                10,915          10,973
     Other                                                                             232           1,363
     Net assets of discontinued operations                                               -          12,586
                                                                           --------------------------------
Total assets                                                                      $ 80,564       $ 115,590
                                                                           ================================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                              $ 4,165         $ 3,340
     Accrued compensation and other accrued expenses                                 8,531          10,135
     Lines of credit                                                                 4,500           3,000
     Deferred revenue                                                                5,204           3,590
     Current portion of long-term debt and lease obligations                           773             327
                                                                           --------------------------------
 Total current liabilities                                                          23,173          20,392
 Long-term debt and lease obligations due after one year                               616           1,480
 Other long term liabilities                                                           184             179
 Deferred income taxes                                                                 104               -
 Net liabilities of discontinued operations                                          1,296               -

 Stockholders' equity
     Preferred stock, $0.01 par value:
       Authorized shares - 20,000,000
        Issued and outstanding shares - None                                             -               -
     Common stock, $0.01 par value:
       Authorized shares - 60,000,000
        Issued and outstanding shares - 11,973,221 in 1999
            and 11,772,969 in 1998                                                     120             118
     Additional paid in capital                                                     94,959          92,308
     Accumulated other comprehensive income (loss)
       -foreign currency translation adjustment                                       (506)             24
     Retained earnings (deficit)                                                   (39,382)          1,089
                                                                           --------------------------------
 Total stockholders' equity                                                         55,191          93,539
                                                                           --------------------------------
 Commitments and contingencies

Total liabilities and stockholders' equity                                        $ 80,564       $ 115,590
                                                                           ================================

See accompanying notes.





Engineering Animation, Inc.
Consolidated Statements of Operations (in thousands, except per share data)

                                                                              Years ended December 31,
                                                                         1999            1998             1997
                                                             --------------------------------------------------

Revenues                                                             $ 70,736        $ 89,911         $ 57,630
Cost of revenues                                                       32,713          23,120           18,004
                                                             --------------------------------------------------
Gross profit                                                           38,023          66,791           39,626

Operating expenses:
   Sales and marketing                                                 28,556          21,576           14,665
   General and administrative                                          15,950          11,326            9,065
   Research and development                                            21,409          15,949           10,383
   Goodwill and developed technology amortization                       2,835           1,838              140
   Acquisition costs and non-recurring expenses                          (925)         12,237            4,917
                                                             --------------------------------------------------
Total operating expenses                                               67,825          62,926           39,170
                                                             --------------------------------------------------

Operating income (loss) from continuing operations                    (29,802)          3,865              456
Interest and other income, net                                            959           1,660            1,465
                                                             --------------------------------------------------

Income (loss) from continuing operations
   before income tax and minority interest                            (28,843)          5,525            1,921
Income tax expense (benefit)                                           (5,260)          5,517            1,584
                                                             --------------------------------------------------

Income (loss) from continuing operations
   before minority interest                                           (23,583)              8              337
Minority interest                                                           -               -              (49)
                                                             --------------------------------------------------
Income (loss) from continuing operations                              (23,583)              8              288
Discontinued operations:
   Income (loss) from discontinued operations,
      net of tax (see note 2)                                          (3,138)            372              808
   Provision for exiting discontinued operations
       including operating losses during phase-out
       period, net of tax (see note 2)                                (13,750)              -                -
                                                             --------------------------------------------------

Net income (loss)                                                   $ (40,471)          $ 380          $ 1,096
                                                             ==================================================


Earnings (loss) per share:
Basic:
  Continuing operations                                               $ (1.98)         $ 0.00           $ 0.03
  Discontinued operations                                               (1.42)           0.03             0.08
                                                             --------------------------------------------------
    Total                                                             $ (3.40)         $ 0.03           $ 0.11
                                                             ==================================================

Diluted:
  Continuing operations                                               $ (1.98)         $ 0.00           $ 0.02
  Discontinued operations                                               (1.42)           0.03             0.07
                                                             --------------------------------------------------
    Total                                                             $ (3.40)         $ 0.03           $ 0.09
                                                             ==================================================

Weighted average shares outstanding                                    11,887          11,549           10,061
Weighted average shares outstanding and
   assumed conversion                                                  11,887          12,772           11,647



See accompanying notes.





Engineering Animation, Inc.
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) (in thousands)



                                                                                                Accumulated
                                                                Common Stock        Additional     Other      Retained    Total
                                                             -------------------     Paid-In   Comprehensive  Earnings Stockholders'
                                                              Shares      Amount     Capital    Income (Loss) (Deficit)   Equity
                                                             -------------------   ---------- ---------------- --------- -----------
Balance at January 1, 1997                                    8,986     $     90    $ 35,607     $    (41)    $    182     $ 35,838
Comprehensive income
   Net income                                                  --           --          --           --          1,096        1,096
   Foreign currency translation adjustment                     --           --          --            (29)        --            (29)
                                                                                                                           --------
Total comprehensive income                                                                                                    1,067
                                                                                                                           --------
Issue of common stock, net of offering
   expenses                                                   1,583           16      29,604         --           --         29,620
Common stock issued for options and
   warrants exercised                                           165            2       1,098         --           --          1,100
Shares redeemed                                                 (12)        --          (303)        --           (363)        (666)
Conversion of notes payable into
   common stock                                                  18         --           351         --           --            351
Purchase of minority interest in
   Rosetta Technologies, Inc.                                   290            3       7,130         --           --          7,133
Income tax benefit related to
   stock option plans                                          --           --           664         --           --            664
Dividends paid by subsidiary                                   --           --          --           --            (24)         (24)
                                                             -------------------     --------     --------     --------    --------
Balance at December 31, 1997                                 11,030          111      74,151          (70)         891       75,083
Comprehensive income
   Net income                                                  --           --          --           --            380          380
   Foreign currency translation adjustment                     --           --          --             94         --             94
                                                                                                                           --------
Total comprehensive income                                                                                                      474
                                                                                                                           --------
Issue of common stock, net of
   offering expenses                                             47         --         1,788         --           --          1,788
Common stock issued for options
   and warrants exercised                                       519            5       2,371         --           --          2,376
Shares redeemed                                                  (7)        --           (41)        --           (149)        (190)
Purchase of Sense8 Corporation                                  158            2       7,037         --           --          7,039
Income tax benefit related to
   stock option plans                                          --           --         5,754         --           --          5,754
Shares issued as non-cash
   compensation                                                  26         --         1,248         --           --          1,248
Dividends paid by subsidiary                                   --           --          --           --            (33)         (33)
                                                            --------------------     --------     --------     --------    --------
Balance at December 31, 1998                                 11,773          118      92,308           24        1,089       93,539
Comprehensive loss
   Net loss                                                    --           --          --           --        (40,471)     (40,471)
   Foreign currency translation adjustment                     --           --          --           (530)        --           (530)
                                                                                                                           --------
Total comprehensive loss                                                                                                    (41,001)
                                                                                                                           --------
Common stock issued for options and
    warrants exercised                                          144            1         969         --           --            970
Income tax benefit related to
   stock option plans                                          --           --           483         --           --            483
Purchase of Kx                                                   56            1       1,199         --           --          1,200
                                                            --------------------    --------     --------     --------     --------
Balance at December 31, 1999                                 11,973     $    120    $ 94,959     $   (506)    $(39,382)    $ 55,191
                                                            ========    ========    ========     ========     ========     ========

See accompanying notes.


Engineering Animation, Inc.
Consolidated  Statements  of Cash  Flows (in  thousands)

                                                                                            Years ended December 31,
Operating activities                                                                   1999             1998              1997
                                                                            ---------------------------------------------------
   Net income (loss)                                                              $ (40,471)           $ 380           $ 1,096
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
      Goodwill and developed technology amortization expense                          2,835            1,838               140
      Depreciation and amortization                                                   5,937            4,563             2,622
      Deferred income taxes                                                          (5,939)             122            (1,527)
      Write-off of purchased in-process research and development costs                    -            1,918             1,684
      Provision for exiting discontinued operations
        including operating losses during phase out period                           13,750                -                 -
      Loss on disposal or impairment of assets                                        1,032                -                 -
      Minority interest in income                                                         -                -                49
      Non-cash compensation expense                                                       -            1,248                 -
      Changes in operating assets and liabilities
       Billed accounts receivable                                                     8,088          (11,091)           (6,596)
       Unbilled accounts receivable                                                   4,816           (1,839)           (3,377)
       Prepaid expenses                                                              (1,000)            (381)           (1,116)
       Accounts payable                                                               1,122             (754)            1,605
       Accrued expenses                                                              (5,802)           1,723             3,407
       Income taxes                                                                   1,695            3,499               322
       Deferred revenue                                                               1,781              580             1,614
                                                                            ---------------------------------------------------
   Net cash provided by (used in) operating activities                              (12,156)           1,806               (77)
                                                                            ---------------------------------------------------
Investing activities
   Purchases of property and equipment                                              (10,948)         (10,519)           (8,746)
   Change in other assets                                                               (34)          (1,285)             (330)
   Capitalization of software development costs                                      (1,581)          (1,390)           (1,013)
   Maturities of marketable securities                                               21,500           51,951            37,068
   Purchase of marketable securities                                                 (9,627)         (48,417)          (42,590)
   Cash purchased in acquisitions                                                       481               79                 -
   Cash consideration for purchase of Kx                                             (1,800)               -                 -
                                                                            ---------------------------------------------------
   Net cash used in investing activities                                             (2,009)          (9,581)          (15,611)
                                                                            ---------------------------------------------------
Financing activities
   Decrease in restricted cash                                                           30              150               285
   Net change in short-term borrowing                                                 1,404            2,473               232
   Proceeds from note receivable                                                          -              116                30
   Proceeds from long-term debt                                                           -              432             1,598
   Payments on long-term debt and capital lease obligations                            (416)          (1,689)           (1,731)
   Dividend distribution by subsidiary                                                    -              (33)              (24)
   Net proceeds from exercise of options and warrants                                   970            2,376             1,100
   Net proceeds from issuance of common stock                                             -            1,598            28,954
                                                                            ---------------------------------------------------
   Net cash provided by financing activities                                          1,988            5,423            30,444
                                                                            ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (12,177)          (2,352)           14,756
                                                                            ---------------------------------------------------
   Effect of exchange rates                                                            (507)              94               (39)
   Cash and cash equivalents at beginning of year                                    23,623           25,881            11,164
                                                                            ---------------------------------------------------
   Cash and cash equivalents at end of year                                        $ 10,939         $ 23,623          $ 25,881
                                                                            ===================================================

Supplemental disclosures
   Interest paid                                                                      $ 146            $ 262             $ 305
   Income taxes (received) paid                                                      (1,206)             715             3,363
   Property and equipment purchased through capital lease
    obligations and notes payable                                                         -              142               121
   Common stock issued to purchase minority interest
    in Rosetta Technologies, Inc.                                                         -                -             7,133
   Promissory note converted into common stock                                            -                -               351
   Common stock issued to purchase Sense8 Corporation                                     -            7,039                 -
   Net liabilities assumed in Sense8 Corporation purchase                                 -            2,628                 -
   Common stock issued to purchase Kx                                                 1,200                -                 -


See accompanying notes.


Engineering Animation, Inc.
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

         Engineering Animation, Inc. (the Company) develops and produces Internet-enabled visual process management, collaboration, communication and analysis solutions and accompanying services for extended manufacturing enterprises. Major manufacturers in the automotive, aerospace, industrial/heavy equipment, electronics, telecommunications and government/defense industries use its integrated enterprise-wide solutions across corporate intranets and the Internet.

         The Company's software solutions provide manufacturers and their suppliers and partners with shared, worldwide access to product and process data. Together they can analyze, visualize and manipulate the shared data in real time. Its solutions enable the manufacturing network to realize the competitive advantages of lowered costs and faster time-to-market through improved product designs, enhanced product quality and shorter production cycles.

         Its software products include: the Open Enterprise Visualization (OEV) solutions for viewing, distributing and analyzing product design data; and the virtual factory solutions for enhancing the efficiency and quality of manufacturing operations and processes. In 1999, the Company announced the development of e-Vis.com, its Internet portal for providing enterprise and supplier collaboration, integration and E-services to manufacturers.

         In addition, the Professional Services Group provides customized systems integration and deployment services in support of the Company's software products and services. The Litigation Services Group creates software animation products for the legal community.

         The Company introduced on May 27, 1999, e-Vis.com, its Internet portal for enterprise and supplier collaboration, integration and E-services. This secure, Web-based solution allows manufacturing companies to integrate with their suppliers and create virtual project teams. e-Vis.com provides companies the ability to collaborate in real time across organization and geographic boundaries, capture knowledge about projects and ensure that project teams are working with current information.

         The Company announced on July 6, 1999 that it would exit its Interactive Games and Science and Technology businesses by the end of the first quarter of 2000 and has classified both of these as discontinued operations.

         On July 19, 1999, the Company announced a relationship with Hewlett-Packard Company (HP). HP agreed to support e-Vis.com by providing hosting services, Web content, marketing funds and support, consulting, high-performance server platforms and use of HP's secure Internet infrastructure.

Basis of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. The accounts of the Interactive Games and Science and Technology businesses, classified as discontinued operations during 1999, are reflected as a single line item in the Company's consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

         Business combinations accounted for under the pooling-of-interests method of accounting include assets, liabilities and stockholders' equity of the acquired entities in combination with the Company's respective accounts at recorded values. The results of operations of the acquired entities for these mergers are included in all periods presented. Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets or liabilities of the companies acquired using the purchase method of accounting are recorded at their fair value at the date of acquisition. Amounts allocated to acquired in-process research and development are expensed in the period of acquisition (for further detail see Note 3).

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

Stock-Based Compensation

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Revenue Recognition

         Revenues are derived from software licenses, software development contracts, professional services, customer support and maintenance. The Company recognizes revenue allocated to software licenses when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of Position (SOP) 97-2 as amended issued by the American Institute of Certified Public Accountants (AICPA) have been met. The four basic criteria are: persuasive evidence that an arrangement exists, delivery has occurred, fee is fixed or determinable and collection of the resulting receivable is probable. For contracts with multiple obligations such as deliverable and undeliverable software licenses, maintenance or other services, the Company allocates revenue to each component of the contract based on vendor-specific objective evidence. The Company recognizes revenues from software development contracts and professional services based upon labor costs incurred and progress to completion on contracts. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided. In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to readdress vendor-specific objective evidence. The Company adopted SOP 98-9 on January 1, 2000. It is expected that the adoption will not have a material effect on the Company's financial position, operating results or liquidity.

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. This risk is partially mitigated due to the large number, diversity and financial strength of entities comprising the Company's customer base.

International Operations

         The Company has international sales offices located in Canada, France, Italy and Malaysia. Sales and operating offices are located in the United Kingdom, Germany, and Sweden.

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

Foreign Currency Translation and Transactions

         The functional currencies of the Company's foreign subsidiaries are considered to be the respective subsidiary's local currency. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. The effect on the statements of operations of transaction gains and losses is insignificant for all years presented.

Property and Equipment

         Property and equipment is carried at cost. Depreciation of property and equipment and amortization of capital lease assets are computed principally by the straight-line method over the following estimated useful lives:

          Building........................................30 years
          Equipment.......................................3 - 7 years
          Leasehold improvements..........................Lesser of term of lease or life of asset

Software Development Costs

         Software development costs are capitalized when a product's technological feasibility has been established and ends when the product is available for general release to customers. The Company amortizes these costs over an estimated economic useful life of three years or on the ratio of current revenue to total projected product revenues, whichever amortization expense amount is greater. Amortization expenses were $733,000, $521,000 and $219,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company compares unamortized computer software costs with net realizable value on a product-by-product basis. These estimates are based upon all available information, including life cycles and revenues from similar products, the Company's past history, the market for the products, the Company's existing customer base, and other factors unique to the products. Recoverability is subject to changes in our business model and the demand for the product because of general market conditions or introduction of new products by competitors.

Goodwill

         Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized using the straight-line method over a period of five years. The Company assesses the potential impairment of its goodwill based on anticipated cash flows from operations.

Long-Lived Assets

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of its review for impairment of long-lived assets the Company wrote off $840,000 of intangible assets during 1999 which was included in research and development expense.

Income Taxes

          Deferred income taxes are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are recorded based on enacted tax laws and tax rates. Changes in enacted tax rates will be reflected in the tax provision as they occur.

Comprehensive Income (Loss)

         Comprehensive income (loss) consists of the Company's net income (loss) and foreign currency translation adjustment and is presented in the consolidated statement of stockholders' equity and comprehensive income (loss).

Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the combination of dilutive assumed conversion shares and the weighted average number of common shares outstanding.

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

2. DISCONTINUED OPERATIONS

         The Company announced on July 6, 1999 that it would exit its Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. The Company recorded a provision for exiting discontinued operations including operating losses during the phase out period of $13.8 million. The provision includes accruals for severance payments, asset write-downs and estimated operating losses during the phase-out period. During the fourth quarter of 1999, the Company recorded a valuation allowance of $6.0 million on the deferred tax asset associated with discontinued operations.

     The following table summarizes revenues from discontinued operations and net income (loss) for the last three years.

                                                                                                      Years ended December  31,
(in thousands)                                                                                  1999           1998            1997
                                                                                            ---------        --------       --------

Revenues from discontinued operations                                                        $  8,156        $ 17,065       $ 15,184
                                                                                             ========        ========       ========


Income (loss) from continuing operations                                                     $(23,583)       $      8       $    288
                                                                                             --------        --------       --------

Discontinued operations:
     Income (loss) from discontinued operations                                                (3,108)            600          1,304
     Income tax expense (benefit) of  income (loss)
      from discontinued operations before valuation allowance                                  (1,181)            228            496
     Deferred tax asset valuation allowance                                                     1,211            --             --

                                                                                             --------        --------       --------
     Net tax expense                                                                               30             228            496
                                                                                             --------        --------       --------
     Net income (loss) from discontinued operations, net of tax                                (3,138)            372            808

     Provision for exiting discontinued operations
        including operating losses during phase out period                                    (13,750)           --             --
     Income tax  benefit of  exiting discontinued operations including
     operating losses during phase-out period before valuation allowance                       (4,820)           --             --
     Deferred tax asset valuation allowance                                                     4,820            --             --
                                                                                             --------        --------       --------
     Net tax expense                                                                             --              --             --
                                                                                             --------        --------       --------
     Provision for exiting discontinued operations
        including operating losses during phase out period, net of tax                        (13,750)           --             --

                                                                                             --------        --------       --------
        Net income (loss)                                                                    $(40,471)       $    380       $  1,096
                                                                                             ========        ========       ========

3. ACQUISITIONS

         On July 27, 1999,  the Company  acquired Kx  Verksamhetsutveckling  AB,
(Kx), a privately-held company in Gothenburg, Sweden. The acquisition, including transaction costs and assumed net liabilities, was valued at approximately $3.1 million. The Company paid cash of $1.8 million and issued 56,000 shares of common stock in exchange for all of the outstanding common stock of Kx. Kx provides integrated software solutions, training and support for manufacturing customers in Scandinavia. The Company has accounted for the acquisition of Kx as a purchase and all intangibles associated with this acquisition are being amortized over five years using the straight-line method. Pro forma results of the purchase are not presented, as the amounts are not material to the consolidated financial statements.

         On December 22, 1998, the Company completed the acquisition of EAI-DELTA GmbH (DELTA). The Company acquired DELTA by purchasing all of the outstanding shares of DELTA's capital stock from its six stockholders. In connection with the acquisition, the Company issued approximately 557,000 shares of common stock with a value of approximately $24.0 million. The acquisition of DELTA by the Company was accounted for as a pooling of interests. In March 2000, DELTA was sold to Dassault Systemes S.A. for $31 million in cash. See Note 18 for further detail.

         On September 22, 1998, the Company completed the acquisition of Variation Systems Analysis, Inc. (VSA). The Company issued approximately 542,000 shares of common stock in exchange for all of the outstanding common stock of VSA in a transaction valued at approximately $26.0 million. This acquisition was accounted for as a pooling of interests.

         On September 22, 1998, the Company completed the acquisition of Transom Technologies, Inc. (Transom). The Company issued approximately 192,000 shares of common stock in exchange for all of the outstanding preferred and common stock of Transom in a transaction valued at approximately $13.0 million. This acquisition was accounted for as a pooling of interests.

         On November 26, 1997, the Company acquired Cimtech, Inc. (Cimtech). The Company issued approximately 185,000 shares of common stock in exchange for all of the outstanding common stock of Cimtech in a transaction valued at approximately $6.0 million. This acquisition was accounted for as a pooling of interests.

         On November 25, 1997, the Company acquired Rosetta Technologies, Inc. (Rosetta) in two separate transactions valued at approximately $25.5 million. The Company acquired a controlling interest in Rosetta through a merger with Technology Company Ventures, LLC (TCV) by exchanging approximately 630,000 shares of common stock for the outstanding member equity of TCV. This phase was accounted for as a pooling of interests. It subsequently acquired the remaining minority interest in Rosetta by issuing approximately 309,000 shares of common stock. The minority interest in the acquisition was accounted for using the purchase method.

         The following table shows the separate results of operations for the companies acquired in 1998 and 1997 as a pooling of interest for the periods prior to the acquisitions.


                Summary of Results of Operations by Entity Acquired

                (in thousands)
                                                                     Years ended December 31,
                                                                      1998              1997
                                                         ------------------------------------
                    Revenues
                              EAI                                 $ 74,468          $ 27,744
                              DELTA                                  4,675             5,279
                              Transom                                1,019               802
                              VSA                                    9,749            17,016
                              TCV                                        -             4,622
                              Cimtech                                    -             2,167
                                                         ------------------------------------
                              Combined                            $ 89,911          $ 57,630
                                                         ====================================

                Income (loss) from
                 continuing operations
                              EAI                                   $ (249)            $ 866
                              DELTA                                    332               153
                              Transom                                 (473)           (1,040)
                              VSA                                      398              (171)
                              TCV                                        -               260
                              Cimtech                                    -               220
                                                         ------------------------------------
                              Combined                                 $ 8             $ 288
                                                         ====================================


         On June 17, 1998, the Company exchanged approximately 158,000 shares of its common stock for all of the outstanding stock of Sense8 Corporation (Sense8). Based on the value of EAI stock and options exchanged, the transaction, including transaction costs and net liabilities assumed, was valued at approximately $9.7 million.

         The following table shows the pro forma consolidated results of operations as if Sense8 had been acquired as of the beginning of the periods presented.

                              Pro Forma Consolidated Results

(in thousands, except per share data)

                                                                 Years ended December 31,

                                                                    1998             1997
                                                              ----------      -----------

Revenues                                                        $ 90,522         $ 61,503
Loss from continuing operations                                   (2,812)          (4,964)
Loss per share from continuing operations                          (0.24)           (0.49)


         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combined operations.

         The Sense8 purchase consideration was allocated to the intangible assets based on fair values as follows:

        (in thousands)

        In-process research and development charged to operations
         in the quarter ended June 30, 1998                             $1,918
        Developed technology                                             3,642
        Goodwill and other intangible assets                             4,107
                                                                   -----------
             Total purchase consideration                               $9,667
                                                                   ===========

         Management estimated that $1.9 million of the purchase price represented purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in 1998 following consummation of the acquisition.

         To determine the value of the developed technology ($3.6 million), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product life cycles. Developed technologies and goodwill and other intangible assets acquired from Sense8 are being amortized on a straight-line basis over the useful lives of the assets of five years.

         In connection with the acquisition of the minority interest in Rosetta, the purchase consideration was allocated as follows:

        (in thousands)

        Net assets acquired                                               $ 965
        In-process research and development charged to operations
             in the quarter ended December 31, 1997                       1,684
        Developed technology                                              2,224
        Goodwill and other intangible assets                              2,729
                                                                       ---------
             Total purchase consideration                               $ 7,602
                                                                      ==========



         Management estimated that $1.7 million of the purchase price represented purchased IPR&D that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in 1997 following consummation of the acquisition.

         To determine the value of the developed technology ($2.2 million), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the products, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product life cycles. Developed technologies and goodwill and other intangible assets acquired from Rosetta are being amortized on a straight-line basis over five years, the useful lives of the assets.

           The following table shows the components of acquisition costs and non-recurring expenses.


 (in thousands)

                                                                       Years ended December 31,
                                                                      1999        1998         1997
                                                               -------------------------------------
 Acquisition costs (reversal)                                       $ (925)    $ 6,070      $ 3,232
 Purchased in-process research and development                           -       1,918        1,685
 Licensed technology                                                     -       4,249            -
                                                               -------------------------------------
 Total acquisition and non-recurring expenses                       $ (925)   $ 12,237      $ 4,917
                                                               =====================================


4. NOTE RECEIVABLE

         During 1995, the Company entered into a loan agreement whereby the Company agreed to loan approximately $750,000 to the developer of a building the Company leases. During 1996, the Company loaned an additional $658,000 to the developer. The Company began leasing the building in July 1996. Interest at a fixed rate of 8.5% began accruing upon commencement of the lease and is payable monthly. The principal is due June 2016, unless the developer sells the building to an unaffiliated third party, at which time the principal and interest accrued to date become immediately due. The note receivable is collateralized by a second mortgage on the building.

5. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 and 1998 consist of the following:

  (in thousands)

                                                         December 31,
                                                       1999          1998
                                               -------------  ------------
Computer equipment and software                   $ 13,056       $ 10,531
Equipment and furniture                              5,725          3,436
Buildings and leasehold improvements                 8,044          4,197
Construction in progress                             4,214          3,393
                                               -----------     ----------
Total                                               31,039         21,557
Less accumulated depreciation                       (8,871)        (5,709)
                                               ------------    ----------
Net property and equipment                        $ 22,168       $ 15,848
                                               ============    ==========

6. DEBT

         Long-term debt at December 31, 1999 and 1998 consists of the following:


(in thousands)

                                                                                            December 31,
                                                                                          1999        1998
                                                                                      ---------------------

Interest bearing revolving line of credit for $3.5 million with a bank, commencing in September 1998 and due May 2000; floating interest
   at the bank's base rate less 1% (7.75% at December 31, 1999)                        $ 3,500     $ 3,000

Interest bearing revolving line of credit for $1.0 million with a bank, commencing in  January 1999 and due March 2000; floating interest
   at the bank's base rate (8.75% at December 31, 1999)                                  1,000           -

Non-interest bearing note payable, due in monthly installments commencing July 1998 through June 2005; collateralized by all equipment
   of the Company                                                                          157         186

Forgivable note with interest accruing at 6% commencing November 1997 due October 2000; job attainment goals must be met for principal and
   interest to be forgiven                                                                 500         500

Non-interest bearing note payable commencing November 1997 due
   December 2007; attainment of goals must be met to remain non-interest bearing           400         450

Capital lease obligations                                                                   97         194

Other notes payable with interest ranging from 0% to 4.5%, and payments due
   from 1999 through 2007                                                                  235         477
                                                                                      ---------   ---------

Total debt                                                                               5,889       4,807
Less amounts due within one year                                                         5,273       3,327
                                                                                      ---------   ---------
Long-term debt                                                                           $ 616     $ 1,480
                                                                                      =========   =========


         Future maturities of long-term debt and capital lease obligations at December 31, 1999 are as follows:


(in thousands)

2001                          $ 109
2002                            146
2003                             90
2004                             94
Thereafter                      177
                         -----------
Total                         $ 616
                         ===========

7. OPERATING LEASES

         The Company has operating leases for office space and equipment with various lease terms expiring through 2008. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $3.6 million, $2.2 million and $1.4 million, respectively.

        The future minimum lease payments at December 31, 1999 are as follows:
(in thousands)

2000                        $ 3,796
2001                          3,705
2002                          3,314
2003                          2,258
2004                          1,757
Thereafter                    5,293
                       -------------
Total                      $ 20,123
                       =============



8. ROYALTY AGREEMENTS

         The Company has entered into royalty agreements with various entities to use and distribute products in conjunction with the Company's software products. Royalty expense for the years ended December 31, 1999, 1998 and 1997 was $782,000, $230,000 and $339,000, respectively.

9. INCOME TAXES

         The components of income (loss) from continuing operations before income taxes and minority interest are as follows:


(in thousands)                                   Years ended December 31,
                                              1999         1998          1997
                                       -----------------------------------------
Domestic                                  $ (29,397)     $ 4,167       $ 1,674
Foreign                                         554        1,358           247
                                       -----------------------------------------
Total                                     $ (28,843)     $ 5,525       $ 1,921
                                       =========================================


The components of income tax expense (benefit) are as follows:


   (in thousands)                                    Years ended December 31,
                                               1999          1998          1997
                                             ----------------------------------
Current
      Federal                              $  1,805      $  4,073      $  2,776
      State                                  (1,382)          513           176
      Foreign                                   304         1,132           102
                                           ------------------------------------
                                                727         5,718         3,054
Deferred                                    (11,581)         (201)         (453)
Change in valuation allowance                 5,594          --          (1,017)
                                           ------------------------------------
Total                                      $ (5,260)     $  5,517      $  1,584
                                           ====================================


         A reconciliation of income tax expense (benefit) computed at the U.S. statutory rate to the effective income tax rate is as follows:

    (in thousands)                                    Years ended December 31,
                                                   1999        1998        1997
                                            ------------------------------------
Tax at US statutory rate                       $ (10,095)    $ 1,934      $ 653
State income taxes, net of Federal tax benefit      (750)        383         54
Non-deductible acquisition costs                       -       1,772      1,748
Goodwill amortization                                998         643          -
Effect of foreign income taxes                      (383)        394         97
Change in valuation allowance                      5,594          -      (1,017)
Other, net                                          (624)        391         49
                                            -----------------------------------
Total                                           $ (5,260)    $ 5,517    $ 1,584
                                            ===================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

(in thousands)                                                December 31,
                                                               1999        1998
                                                        ------------------------
Deferred tax liabilities:
      Tax over book depreciation                            $(1,329)     $ (854)
      Capitalized software development costs                   (855)       (525)
      Other, net                                               (133)       (193)
                                                        ------------------------
Total deferred tax liabilities                               (2,317)     (1,572)

Deferred tax assets:
      Accounts receivable, principally due to
        allowance for doubtful accounts                         390          25
      Accruals                                                1,052         384
      Net operating loss carryforwards                       13,205       2,794
      Other, net                                                918         388
                                                        ------------------------
Total deferred tax assets                                    15,565       3,591
                                                        ------------------------
Valuation allowance                                          (5,594)          -
                                                        ------------------------
Net deferred tax assets                                     $ 7,654     $ 2,019
                                                        ========================

         The total deferred tax assets indicated above do not include a $6.0 million deferred tax asset attributable to discontinued operations. Additionally, the valuation allowance indicated above does not include $6.0 million attributable to discontinued operations used to completely offset the deferred tax asset attributable to discontinued operations.

         A valuation allowance is required to reduce a potential deferred tax asset when it is likely that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company has reviewed its taxable earnings history and prospective future taxable income. Based on this assessment, the Company has provided a valuation allowance for a portion of the deferred tax assets and will continue to assess the need for this allowance. In addition the Company may be required to provide further valuation allowances if the Company does not generate sufficient future taxable income.

         At December 31, 1999, the Company had net operating loss (NOL) carryforwards of $40.0 million for federal income tax purposes that expire in years 2003 through 2019. Additionally, the Company had $2.6 million of U.S. tax credits that expire in years 2001 through 2019. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOL carryforwards incurred prior to a change in ownership. Such a change in ownership occurred in connection with TCV's acquisition of the majority interest of Rosetta in 1995 and will limit the Company's ability to utilize the NOL carryforwards existing when Rosetta was acquired by TCV. Changes in ownership also occurred in connection with the Company's 1997 acquisitions of TCV and Cimtech and its 1998 acquisitions of Sense8 and Transom. The Company does not believe that its utilization of the carryforwards for the companies acquired in 1997 and 1998 will be significantly limited under Section 382.

         Unremitted earnings of overseas subsidiaries amounted to approximately $1.7 million at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. or state income taxes has been provided thereon. When those earnings are distributed in the form of dividends, the Company will be subject to U.S. and state income tax liability and for taxes withheld at the source of payment in the respective foreign jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation; however, income tax credits may substantially offset any resulting tax liability.

10. CAPITAL STOCK AND STOCK OPTIONS

Capital Stock

         The Company adopted a stockholders rights plan effective at the time of the initial public offering. Under the plan, each share of common stock has associated with it one preferred share purchase right. The terms of these rights are set forth in the Rights Agreement between the Company and First Chicago Trust Company, a division of EquiServe.

Stock Options

         The Company has stock option arrangements with various directors and officers and other employees. The options are generally granted at fair market value. The options generally vest over four or five years and must be exercised no later than 10 to 15 years after the date of grant.

         During 1994, the Company adopted the Engineering Animation, Inc. 1994 Stock Option Plan providing for issuance of either incentive or non-qualified options to employees based upon management discretion. At the 1999 Annual Meeting, our stockholders approved the amendment and restatement of this Plan, increasing the number of shares reserved for issuance under the Plan by 550,000. A total of 2,335,000 shares of common stock are reserved for issuance under this Plan.

         In January 1996, the Company adopted a Non-Employee Directors Option Plan. Each non-employee director receives an annual grant of 7,500 non-qualified options under this Plan. The Company has reserved 90,000 shares of common stock for issuance under this Plan.

         During 1997, the Company adopted the Engineering Animation, Inc. 1997 Non-Qualified Stock Option Plan providing for issuance of non-qualified options to employees based upon management discretion. During 1999, the Company amended the Plan to increase the number of shares reserved for issuance by 435,000. The Company has reserved 1,635,000 shares of common stock for issuance under this Plan.

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

         In April and December 1999, the Company issued non-plan/non-qualified options to purchase 225,000 and 80,000 shares of common stock at $15.907 and $8.282 per share to two newly hired executives. These options will vest over four years and will remain exercisable through April and December 2009, respectively.

         A summary of common stock option activity and related information for the indicated years ended December 31, follows:

                                                           1999                         1998                        1997
                                                -------------------------     ------------------------     ----------------------
                                                                Weighted                      Weighted                   Weighted
                                                                Average                       Average                    Average
                                                                Exercise                      Exercise                   Exercise
                                                   Options       Price          Options        Price       Options        Price
                                                ------------   ------------   ------------   ---------    ---------      --------
Outstanding at beginning of year                 2,411,980       $ 19.60      2,200,271       $ 8.57      2,055,461        $ 6.30
Granted                                          1,788,950         20.49        882,784        38.84        421,018         17.20
Exercised                                         (143,952)         6.74       (507,825)        4.29       (147,328)         4.26
Forfeited                                         (670,330)        23.81       (163,250)       22.50       (128,880)        10.80
                                                 ---------                    ---------                  ----------
Outstanding at end of year                       3,386,648       $ 19.80      2,411,980      $ 19.60      2,200,271        $ 8.57
                                                ==========                    =========                  ==========

Exercisable at end of year                       1,264,037       $ 12.11        988,002       $ 7.25      1,180,318        $ 4.19
                                                ==========                    =========                  ==========
Weighted-average fair value of options
granted during the year                                          $ 13.18                     $ 23.22                      $ 14.64





         The  remaining   contractual  life  and  exercise  prices  for  options
outstanding and the number of options exercisable at December 31, 1999 are as follows:

                           Options Outstanding
      ---------------------------------------------------------------

                                              Weighted
                                              Average
                                             Remaining
                                            Contractual   Weighted
    Number of              Range of             Life      Average              Options
     Options           Exercise Prices       (in years) Exercise Price      Exercisable
     --------          ------------------     --------- --------------      -----------

     525,759           $ 1.073  - $3.540         7.77     $ 1.680              511,157
     639,537             5.000 -   8.438         9.70       7.777              173,258
     502,727             8.500 -  15.420         7.51      13.190              296,298
     489,475            15.500 -  19.917         9.30      16.020               29,810
     486,518            19.920 -  31.500         8.15      27.462              151,560
     544,862            36.000 -  44.250         8.89      42.847               52,361
     197,770            44.500 -  67.000         9.11      50.723               49,595
 ------------                                 -------                       ----------
   3,386,648           $ 1.073 - $67.000         8.63      19.803            1,264,037
 ============                                 =======                       ==========


         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.6%, 5.0% and 5.7%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 0.74, 0.63 and 0.34; and a weighted-average expected life of the option of 4.9, 5.4 and 4.0 years.

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

         For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense net of related pro forma tax benefits over the options' vesting period. The Company's pro forma operations information follows:

(in thousands, except per share data)                 Years ended December 31,
                                                      1999          1998           1997
                                              ------------------------------------------
Pro forma net loss                               $ (48,305)     $ (3,796)        $ (381)
Pro forma loss per share:
Basic                                              $ (4.06)      $ (0.33)       $ (0.04)
Diluted                                            $ (4.06)      $ (0.33)       $ (0.04)


         Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not representative of future pro forma amounts.

11. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share.

                                                                 Years ended December 31,
                                                              1999            1998            1997
                                                     ----------------------------------------------
(in thousands, except per share data)

Numerator:
Income (loss) from continuing operations                 $ (23,583)            $ 8           $ 288
Income (loss) from discontinued operations                 (16,888)            372             808
                                                     --------------   -------------   -------------
Net income (loss)                                        $ (40,471)          $ 380         $ 1,096
                                                     ==============   =============   =============

Denominator:
Denominator for basic earnings (loss) per
   share - weighted average shares                          11,887          11,549          10,061
Stock options and warrants                                       -           1,223           1,586
                                                     --------------   -------------   -------------
Denominator for diluted earnings (loss) per
   share - weighted average
   shares and assumed conversions                           11,887          12,772          11,647
                                                     ==============   =============   =============

Basic earnings (loss) per share
Continuing operations                                      $ (1.98)         $ 0.00          $ 0.03
Discontinued operations                                      (1.42)           0.03            0.08
                                                     --------------   -------------   -------------
   Total                                                   $ (3.40)         $ 0.03          $ 0.11
                                                     ==============   =============   =============

Diluted earnings (loss) per share
   Continuing operations                                   $ (1.98)         $ 0.00          $ 0.02
   Discontinued operations                                   (1.42)           0.03            0.07
                                                     --------------   -------------   -------------
                                                           $ (3.40)         $ 0.03          $ 0.09
                                                     ==============   =============   =============

12. EMPLOYEE RETIREMENT PLANS

         The Company has a 401(k) plan that covers the majority of U.S. based employees who meet the minimum age requirement. The Company matches one-half of the employee's contribution up to a maximum Company contribution of the first 4% of the employee's compensation. The Company's matched expense incurred for 1999, 1998 and 1997 was approximately $703,000, $360,000 and $116,000, respectively.

13. FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Note Receivable--the carrying amount reported in the balance sheet for the note receivable totaling $1.4 million at December 31, 1999 approximated its fair value since the prime lending rate at December 31, 1999 was equal to the interest rate on the note receivable. At December 31, 1998, the carrying value for the note receivable was $1.4 million and the fair value was $1.5 million.

         Long-Term Debt--the carrying amounts reported in the balance sheet for the Company's lines of credit totaling $4.5 million for 1999 and $3.0 million for 1998 approximated their fair values as they bear variable rates of interest. At December 31, 1999, the remaining notes and capital lease obligations had a carrying amount of $1.4 million compared to a fair value of $1.3 million. At December 31, 1998, the carrying amounts for the remaining notes and capital lease obligations approximated their fair values as they were negotiated and issued in the latter half of 1997. The prime lending rate in 1998 approximated the rate in 1997 and, accordingly, the fair value change would be immaterial.

14. QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth selected quarterly financial information from continuing operations for 1999 and 1998. Operating expenses include acquisition costs and non-recurring expenses (recoveries) of $0.7 million, $0.7 million, $0.8 million and $(0.1) million for the quarters ended March 31, June 30, September 30, and December 31, 1999. Acquisition costs and non-recurring expenses for the year ended December 31, 1999 total $1.9 million. Operating expenses include acquisition costs and non-recurring expenses of $4.5 million, $2.2 million, $5.7 million and $1.7 million for the quarters ended March 31, June 30, September 30, and December 31, 1998. Acquisition costs and non-recurring expenses for the year ended December 31, 1998 total $14.1 million. The Company believes that all necessary adjustments have been included to present fairly the selected quarterly information.

 Continuing Operations
(in thousands, except per share data)

                                          (Audited)                           (Unaudited)
                                         Year ended                       Three Months ended
                                                      ----------------------------------------------------------------
                                          Dec. 31,         Dec. 31,        Sept. 30,        June 30,        March 31,
                                              1999             1999             1999            1999             1999
                                     --------------   ----------------------------------------------------------------
Revenues                                   $70,736          $16,469          $13,799         $20,120          $20,348
Gross profit                                38,023            7,390            5,045          12,310           13,278
Operating expenses                          67,825           18,247           18,467          16,335           14,776
Operating loss                             (29,802)         (10,857)         (13,422)         (4,025)          (1,498)
Loss                                       (23,583)         (10,442)          (9,614)         (2,564)            (963)
Loss per share:
   Basic                                     (1.98)           (0.87)           (0.81)          (0.22)           (0.08)
   Diluted                                   (1.98)           (0.87)           (0.81)          (0.22)           (0.08)

                                         (Audited)                            (Unaudited)
                                         Year ended                       Three Months ended
                                                      ----------------------------------------------------------------
                                          Dec. 31,         Dec. 31,        Sept. 30,        June 30,        March 31,
                                              1998             1998             1998            1998             1998
                                     --------------   ----------------------------------------------------------------
Revenues                                   $89,911          $28,675          $23,049         $20,339          $17,848
Gross profit                                66,791           22,391           17,077          14,310           13,013
Operating expenses                          62,926           16,611           18,142          13,208           14,965
Operating income (loss)                      3,865            5,780           (1,065)          1,102           (1,952)
Income (loss)                                    8            3,074           (2,222)            165           (1,009)
Earnings (loss) per share:
   Basic                                      0.00             0.26            (0.19)           0.01            (0.09)
   Diluted                                    0.00             0.24            (0.19)           0.01            (0.09)


         The following table sets forth selected quarterly financial information from discontinued operations for 1999 and 1998.

Discontinued Operations
(in thousands, except per share data)

                                           (Audited)                           (Unaudited)
                                           Year ended                       Three Months ended
                                                      ----------------------------------------------------------------
                                            Dec. 31,         Dec. 31,        Sept. 30,        June 30,        March 31,
                                              1999             1999             1999            1999             1999
                                     --------------   ----------------------------------------------------------------
Income (loss)                             $(16,888)         $(6,031)               -        $(11,320)            $463
Earnings (loss) per share:
   Basic                                     (1.42)           (0.50)               -           (0.96)            0.04
   Diluted                                   (1.42)           (0.50)               -           (0.96)            0.04


   Note: For the second quarter ended June 30, 1999, the Company recorded a provision for exiting discontinued
operations including operating losses during the phase out period, net of tax, of $8.9 million. For the fourth quarter ended Decmber 31, 1999, the Company recorded a valuation allowance of $6.0 million to offset the deferred tax attributable to discontinued operations. See Note 2 of Notes to Consolidated Financial Statements for more information.

                                            (Audited)                          (Unaudited)
                                           Year ended                       Three Months ended
                                                      ----------------------------------------------------------------
                                          Dec. 31,         Dec. 31,        Sept. 30,        June 30,        March 31,
                                              1998             1998             1998            1998             1998
                                     --------------   ----------------------------------------------------------------
Income (loss)                                 $372            $(591)            $189            $412             $362
Earnings (loss) per share:
   Basic                                      0.03            (0.05)            0.02            0.04             0.03
   Diluted                                    0.03            (0.05)            0.02            0.03             0.03

15. MAJOR CUSTOMERS

         The Company's revenue from continuing operations is generated from a significant customer base in diversified industries across different geographic areas. A major customer is defined as one that individually represents more than 10% of revenues in any year. Revenue from one customer represented 11% in 1999 and 12% in 1997. Another customer represented 15% of revenues in 1998 and 13% of revenues in 1997, and a third customer represented 10% of revenues in 1999 and 17% of revenues in 1997.

16. SEGMENT INFORMATION

         During 1999 the Company operated in one business: software products and related services for users.

         Information regarding the Company's operations in different geographic areas is set forth below. Revenues are reported based on the location of the Company's customers.

 Geographic Segments
     (in thousands)                                               Years ended December 31,
                                                           1999             1998            1997
                                                      ---------------  ---------------  --------------
    Revenues by Geographic Region:
    United States                                           $ 47,833         $ 66,036        $ 44,846
    Germany                                                   13,812           10,351           5,933
    United Kingdom                                             2,472            2,449           1,332
    Japan                                                      2,171            8,189           2,983
    Other                                                      4,448            2,886           2,536
                                                      ---------------  ---------------  --------------
    Total revenues                                          $ 70,736         $ 89,911        $ 57,630
                                                      ===============  ===============  ==============


                                                                      At December 31,
    Identifiable Long-Lived Assets:                        1999             1998            1997
                                                      ---------------  ---------------  --------------
    United States                                           $ 35,958         $ 30,508        $ 16,930
    Germany                                                      706              682             492
    United Kingdom                                               130               17               9
    Japan                                                          -                -               -
    Other                                                        302               64              31
                                                      ---------------  ---------------  --------------
    Total long-lived assets                                 $ 37,096         $ 31,271        $ 17,462
                                                      ===============  ===============  ==============



17. LEGAL MATTERS

         In February 1999, actions were filed against the Company and certain current and former executive officers in the United States District Court for the Southern District of Iowa. These actions allege that the Company violated Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. They allege that the Company made false or misleading statements of material fact about accounting for in-process research and development in connection with the Rosetta and Sense8 acquisitions and 1999 business prospects. They seek unspecified damages. These claims are now consolidated into one class action purporting to include individuals who purchased common stock between February 19, 1998 and April 6, 1999. The court has appointed lead plaintiffs and co-lead counsel in the action. The court has granted in part and dismissed in part the motion the Company filed to dismiss the plaintiffs' amended complaint. The Company intends to oppose the action vigorously.

         In October 1999, actions were filed against the Company and certain current and former executive officers in the United States District Court for the Southern District of Iowa. These actions allege that the Company violated Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. They allege that the Company made false or misleading statements of material fact about financial results for the second quarter of 1999. These claims are now consolidated into one class action purporting to include individuals who purchased the Company's common stock between July 29, 1999 and October 1, 1999. The court has appointed lead plaintiffs and lead counsel in the action. The Company intends to oppose the action vigorously.

          The Company is involved from time to time in other litigation incidental to its business. The Company believes that current pending litigation will not have a material adverse effect on its business.

18. SUBSEQUENT EVENTS

         The Company announced on March 1, 2000 the signing of a definitive agreement with Dassault Systemes S.A. for the sale of DELTA for $31 million in cash. A resulting pre-tax gain, net of transaction costs, will be recognized in the first quarter of 2000 as an extraordinary gain on sale of subsidiary. The transaction closed on March 24, 2000.

         The Company also announced it will record a restructuring charge of approximately $6.0 million in the first quarter of 2000 related to actions associated with redefining the Company's infrastructure. The charge may include severance costs, asset write-downs, office closings and other expenses.

19. NEW ACCOUNTING STANDARDS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for recognizing all derivatives as either assets or liabilities, and measures those instruments at fair value. Currently, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position, results of operation or liquidity. SFAS No. 133 is effective on January 1, 2001.

                                     ITEM 9

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Ernst & Young LLP (E&Y) resigned as our independent auditor on February 29, 2000. After discussions with the Securities and Exchange Commission, E&Y determined that it could not meet the strict, SEC enforced technical requirements for auditor independence due to certain bookkeeping work E&Y had performed at three of our European subsidiaries. On March 1, 2000, we appointed KPMG LLP as our independent auditor. You can find additional information about this change in the Current Report on Form 8-K that we filed with the SEC on March 3, 2000.

                                    PART III

                                     ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

         Five directors serve on our Board of Directors. The directors are divided into three classes. At the Annual Meeting this year, shareholders will elect one director to serve for a term of three years or until a qualified successor director has been elected. The nominee for election at the Annual Meeting (Jamie Wade) is currently on the Board. The remaining four directors (Matthew Rizai, Michael Crow, Martin Vanderploeg and Laurence Kirshbaum) will continue to serve on the Board as described below.

         The nominee and continuing directors have provided the following information about themselves.

Nominee
-------

Jamie A. Wade

Age:                         51

Director Since:              1995

Experience: Mr. Wade has served as our Vice President of Administration and General Counsel since June 1994 and Secretary since November 1995. From 1983 to 1994, Mr. Wade was a partner with Davis, Hockenberg, Wine, Brown, Koehn & Shors, P.C., a Des Moines law firm. Mr. Wade earned a J.D. from Drake University Law School and a B.A. from Drake University College of Business.




Directors Continuing Until 2001 Annual Meeting
----------------------------------------------

Laurence J. Kirshbaum

Age:                         55

Director Since:              1995

Experience: Mr. Kirshbaum has been Chairman of Time Warner Trade Publishing since 1997. From 1984 to 1997, he was President and CEO of Warner Books Inc., a subsidiary of Time Warner Inc. Mr. Kirshbaum is a director of Hoover's, Inc., an Internet provider of company and industry information. Mr. Kirshbaum earned a B.A. from the University of Michigan.

Martin J. Vanderploeg, Ph.D.

Age:                         43

Director Since:              1988

Experience: Dr. Vanderploeg co-founded EAI in 1988. He has served as Executive Vice President since October 1993, as Secretary from June 1990 until November 1995 and as a Co-General Manager of the Software Division from October 1997 until August 1999. His prior experience includes serving as a faculty member in mechanical engineering at Iowa State University and performing contract research for a number of large corporations. Dr. Vanderploeg earned a Ph.D. in Mechanical Engineering from Michigan State University.





Directors Continuing Until 2002 Annual Meeting
----------------------------------------------


Michael M. Crow, Ph.D.

Age:                         44

Director Since:              1991

Experience: Dr. Crow has been Executive Vice Provost at Columbia University since August 1991. Dr. Crow served as the Director of the Institute for Physical Research and Technology and the Office of Science Policy and Research at Iowa State University from July 1985 to June 1991. Dr. Crow earned a Ph.D. in Public Administration (Science and Technology Policy) from Syracuse University.




Matthew M. Rizai, Ph.D.

Age:                         43

Director Since:              1990

Experience: Dr. Rizai has been our Chairman and Chief Executive Officer since joining EAI in June 1990. He has been Treasurer since November 1995 and was the President from June 1990 until November 1999. Dr. Rizai's prior experience includes serving as an associate with a venture capital firm, a senior research engineer with General Motors Corporation and a development engineer with Ford Motor Company. Dr. Rizai earned a Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago.

         Information regarding our executive officers is contained in Part 1 of this report under the title "Executive Officers of EAI."

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and 10% stockholders file reports of ownership and changes of ownership of EAI common stock with the SEC and the Nasdaq Stock Market National Market. Based on a review of copies of these reports provided to us for 1999, we believe that all filing requirements were met.

                                     ITEM 11

                             EXECUTIVE COMPENSATION

         This table summarizes the before-tax compensation for the Chief Executive Officer and the other four most highly compensated executive officers.

                                            Summary Compensation


                                                                                      Long-Term
                                                                                     Compensation
                                                                                     ------------
                                                                                       Number of
                                                        Annual Compensation           Securities
                                                  ------------------------------      Underlying             All Other
Name and Principal Position                Year        Salary ($)        Bonus ($)      Options             Compensation ($)
----------------------------              ------  ------------------------------  ---------------         ---------------
Matthew M. Rizai                            1999        395,000             -           320,000 (1)           10,153 (2)
    Chief Executive Officer                 1998        295,000          200,000         60,000                8,569 (2)
    and Treasurer                           1997        235,000          205,000            -                  8,062 (2)

Robert M. Nierman                           1999        184,524          109,615        265,000                2,086 (4)
    Chief Operating Officer and
    President (3)

Martin J. Vanderploeg                       1999        395,000             -           320,000 (1)           10,153 (5)
    Executive Vice President                1998        295,000          200,000         60,000                8,483 (5)
                                            1997        235,000          205,000            -                  8,062 (5)

Jamie A. Wade                               1999        200,000             -            28,000 (6)            3,958 (7)
    Vice President of Administration,       1998        155,000           40,000          6,000                2,746 (7)
    General Counsel and Secretary           1997        140,000           30,000            -                  2,069 (7)

Jerome M. Behar                             1999        200,000             -             8,000 (6)            3,889 (8)
    Vice President of Finance               1998        150,000           50,000         13,500                3,658 (8)
    and Chief Financial Officer             1997         78,750           20,000         54,750                3,115 (8)

[FN]
(1)  Includes 200,000 options cancelled in 1999.

(2) Consists of $6,953, $3,463 and $3,128 of premiums on a life insurance policy paid in 1999, 1998 and 1997, and $3,200, $5,106 and $4,934 of
     matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1999, 1998 and 1997.

(3)  Mr. Nierman began working at EAI in May 1999.

(4)  Consists of premiums on a life insurance policy paid in 1999.

(5) Consists of $6,953, $3,463 and $3,128 of premiums on a life insurance policy paid in 1999, 1998 and 1997, and $3,200, $5,020 and $4,934 of
     matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1999, 1998 and 1997.

(6) Includes 8,000 shares of performance based grants that fully lapsed on February 9, 2000, due to Company performance criteria not being met.

(7) Consists of $1,648, $686 and $609 of premiums on a life insurance policy paid in 1999, 1998 and 1997, and $2,310, $2,060 and $1,460 of matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1999, 1998 and 1997.

(8) Consists of $689, $333 and $112 of premiums on a life insurance policy paid in 1999, 1998 and 1997, and $3,200, $3,325 and $750 of matching contributions by EAI to the Engineering Animation, Inc. Retirement Plan made in 1999, 1998 and 1997, and $2,253 paid in 1997 for taxable relocation expenses. Mr. Behar was employed from June 1, 1997 until February 29, 2000.

                              OPTION GRANTS IN 1999

         This table provides information relating to the 1999 stock option grants to the executive officers listed in the Summary Compensation Table.


                                                                                                           Potential
                                                   % of                                               Realizable Value at
                                                   Total                                                 Assumed Annual
                               Number of          Options                                             Rates of Stock Price
                              Securities         Granted to                                              Appreciation
                               Underlying         Employees        Exercise                            for Option Term
                                Options           in Fiscal         Price        Expiration     ---------------------------
Name                          Granted (#)           Year           $/Share          Date             5% ($)         10% ($)
-------------------  ----------------------     -------------  --------------  ---------------  -----------     -----------

Matthew M. Rizai                   120,000             6.71            44.25         2/09/09       5,575,500       5,841,000
                                   200,000 (1)        11.18            19.69         6/28/09       4,134,480       4,331,360
                             -------------            -----                                      -----------     -----------
                Total              320,000            17.89                                        9,709,980      10,172,360
                             =============            =====                                      ===========     ===========

Robert M. Nierman                  225,000            12.58            15.91         4/30/09       3,758,029       3,936,983
                                    40,000             2.24             8.44         11/4/09         354,396         371,272
                             -------------            -----                                      -----------      ----------

                Total              265,000            14.82                                        4,112,425       4,308,255
                             =============            =====                                      ===========      ==========

Martin J. Vanderploeg              120,000             6.71            44.25         2/09/09       5,575,500       5,841,000
                                   200,000 (1)        11.18            19.69         6/28/09       4,134,480       4,331,360
                             -------------            -----                                      -----------     -----------
                Total              320,000            17.89                                        9,709,980      10,172,360
                             =============            =====                                      ===========      ==========

Jamie A. Wade                        8,000 (2)         0.45            44.25         2/09/09         371,700         389,400
                                    20,000             1.12             8.44        11/04/09         177,198         185,636
                             -------------            -----                                      -----------     -----------
                Total               28,000             1.57                                          548,898         575,036
                             =============            =====                                      ===========      ==========

Jerome M. Behar                      8,000 (2)         0.45            29.75         2/09/09         249,900         261,800
                             =============            =====                                      ===========      ==========



[FN]

(1) Grant that was cancelled in 1999.
(2) Performance based grant that fully lapsed on February 9, 2000, due to Company performance criteria not being met.

                           AGGREGATED OPTION EXERCISES
                               IN 1999 AND FISCAL
                             YEAR-END OPTION VALUES

         This table provides information regarding the exercise of stock options during 1999 by the CEO and the other four most highly compensated executives. The "value realized" is calculated using the difference between the option exercise price and the price of our common stock on the date of exercise multiplied by the number of shares subject to the option. The "value of unexercised in-the-money options at fiscal year end" is calculated using the difference between the option exercise price and $8.75 (the last reported market price of our common stock on December 31, 1999) multiplied by the number of shares underlying the option. An option is in-the-money if the market value of the common stock subject to the option is greater than the exercise price.

                       Aggregated Option Exercises in 1999
                        and Fiscal Year-End Option Values

                                                                          Number of Securities              Value of Unexercised
                                                                         Underlying Unexercised             In-the-Money Options
                                           Shares                          Options at FY-End (#)                 at FY-End ($)
                                         Acquired on      Value        -----------------------------     ---------------------------
Name                                    Exercise (#)    Realized ($)    Exercisable    Unexercisable     Exercisable   Unexercisable
--------------------                    -----------     ------------   ------------------------------    ---------------------------
Matthew M. Rizai                             --              --           274,289         180,000          1,149,349         --
Robert M. Nierman                            --              --              --           265,000               --         12,480
Martin J. Vanderploeg                        --              --           363,903         180,000          1,814,016         --
Jamie A. Wade                              25,300         449,984          13,500          41,200 (1)         31,825       40,440
Jerome M. Behar                              --              --            28,571          45,499 (1)             --           --


[FN]

(1) Includes 8,000 shares of performance based grants that fully lapsed on February 9, 2000, due to Company performance criteria not being met.


                      EMPLOYMENT AND SEVERANCE ARRANGEMENTS

         Our employment agreements with the named executive officers generally state the executives' compensation for their first year of employment, after which their base salaries are reviewed annually, with the executives receiving annual performance bonuses as determined by the Board of Directors. Mr. Nierman's agreement states that his term of employment expires in May 2001.

         We also have severance arrangements with the named executive officers. Executive officers would receive a lump sum payment equal to the sum of their base salary and bonus paid in the prior year. Drs. Rizai and Vanderploeg's agreements provide for two-times this amount. Mr. Nierman would receive three-times his then current annual salary and bonus, or two-times this amount if a change in control occurred after the first 18 months of his employment. Each of the agreements also provides for additional employee benefits and earned bonuses. The vesting of stock options held by Drs. Rizai and Vanderploeg and Mr. Nierman's would accelerate, with registration rights.

         Severance is triggered if we terminate an executive's employment without cause or if an executive terminates employment for good reason, which includes a change in control. In some instances, severance is payable upon an executive's death or permanent disability. Mr. Nierman's severance would trigger if he were to terminate his employment for good reason or there were a change in control.

                              DIRECTOR COMPENSATION

         Directors who are employees receive no fees for their services as directors. Non-employee "outside" directors receive an annual retainer of $20,000 as well as a fee of $1,000 and reimbursement of expenses for each Board meeting and each committee meeting they attend.

         Our two outside directors participate in the Non-Employee Directors Stock Option Plan. The Chairman of the Board, Matthew Rizai, administers this Plan. Each non-employee director receives an initial option to purchase 7,500 shares of our common stock in the year he or she joins the Board and an option to purchase an additional 7,500 shares for each subsequent year he or she serves. The options have a ten-year term and an exercise price equal to the fair market value of our common stock on the date the option is granted. The initial options granted under the Plan become exercisable in four equal annual installments. Subsequent options are exercisable when they are granted. Directors may not transfer the options other than by will or by the laws of descent and distribution.

                                     ITEM 12

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows how much our common stock the directors, the named executive officers and all executive officers and directors as a group beneficially owned as of March 31, 2000. The named executive officers include the Chief Executive Officer and the four other most highly compensated executive officers based on compensation earned during 1999. To our knowledge, no other person is a beneficial owner of more than 5% of our common stock.

         Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director or executive officer can vote or transfer, and stock options that are currently exercisable or become exercisable within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding EAI common stock owned by a particular stockholder, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the stockholders named in this table have sole voting and investment power for all shares shown as beneficially owned by them.



                                                                         Stock Options
                                                        Shares of         Exercisable
                                                      Common Stock     Within Sixty Days   Percent
Named Executive Officers and Directors                    Owned          After 3/31/00     of Class
-------------------------------------------------------------------------------------------------------
Jerome M. Behar (1)                                         150             66,250           *
Michael M. Crow                                           63,948            25,200           *
Laurence J. Kirshbaum                                          -            23,250           *
Robert M. Nierman                                              -            56,250           *
Matthew M. Rizai (2), (3)                                467,639           319,289          6.4%
Martin J.Vanderploeg (2)                                 378,026           408,903          6.3%
Jamie A. Wade (4)                                         44,049            17,100           *

All directors and executive officers as a group
   (10 persons)                                        1,419,769           950,367         19.3%


[FN]
* Less than one percent

(1)   Mr. Behar's employment at EAI ended February 29, 2000.

(2) Address: c/o Engineering Animation, Inc., 2321 North Loop Drive, Ames, Iowa 50010.

(3)   Held by the Matthew Rizai Family Limited Partnership.

(4)   Includes 6,249 shares held in Mr. Wade's Individual Retirement Account.

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

                                     ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The  following   consolidated   financial   statements  of  Engineering
         Animation, Inc. and its subsidiaries are included in Part II of this report:
                                                                           Page

         Report of KPMG LLP.................................................33

         Report of Ernst & Young LLP........................................34

         Consolidated Balance Sheets - December 31, 1999 and 1998...........35

         Consolidated Statements of Operations - years ended December 31,
         1999, 1998 and 1997 ...............................................36

         Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)-years ended December 31, 1999, 199 and 1997...........................................................37

         Consolidated Statements of Cash Flows - years ended December 31,
         1999, 1998 and 1997................................................38

         Notes to Consolidated Financial Statements.........................39


(a)(2)   Financial Statement Schedule

          Schedule II

(a)(3)   List of Exhibits

         Exhibit

         Number       Description
         ------       ------------------

         2 Purchase and Sale Agreement with Dassault Systemes S.A., dated as of February 29, 2000 1

         3.1          Certificate of Incorporation, as amended  2

         3.2          By-laws, as amended  3

         4 Rights Agreement with First Chicago Trust Company of New York, dated as of January 1, 1996 4

         10.1         Amended and Restated 1994 Stock Option Plan  5

         10.2         Non-Employee Directors Stock Option Plan  4, 5

         10.3 Matthew M. Rizai Employment and Severance Agreements, dated as of January 1, 1996, and Option Agreements, dated June 9, 1994 and February 11, 1995 4,5

         10.4 Martin J. Vanderploeg Employment and Severance Agreements, dated as of January 1, 1996, and Option Agreements, dated June 9, 1994 and February 11, 1995 4,5

         10.5 Jamie A. Wade Employment and Severance Agreements, dated as of January 1, 1996, and Option Agreement, dated
                      February 11, 1995   4,5

         10.6 Robert M. Nierman Employment Agreement 6, dated April 21, 1999, and Option Agreement, dated April 30, 1999 5

         10.7         Jeff D. Trom Employment and Severance Agreements, dated as
                      of January 1, 1996   4, 5

         10.8 Jerome M. Behar Employment Agreement 7, dated as of May 2, 1997, and Addendum to Employment Agreement 6, dated
                      August 2, 1999    5

         10.9         Robert L. Cyr Option Agreement, dated December 27, 1999  5

         10.10        Ground Lease Agreement with Iowa State University Research
                      Park Corporation, dated June 1, 1995    4

         10.11        Mortgage with CRE, Inc., dated June 29, 1995  4

         10.12        Lease Assignment and Agreement with CRE, Inc., dated
                      June 14, 1995     4

         10.13        Lease Agreement with CRE, Inc., dated June 14, 1995   4

         21           Subsidiaries

         23.1         Consent of KPMG LLP

         23.2         Consent of Ernst & Young LLP

         27           Financial Data Schedules

-----------------------------

[FN]
         1 Incorporated herein by reference from our Current Report on Form 8-K dated March 24, 2000.

         2 Incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         3 Incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

         4 Incorporated herein by reference from our Registration Statement on Form S-1, SEC file no. 33-80705.

         5            Denotes compensatory plan.

         6 Incorporated herein by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

         7 Incorporated herein by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the last quarter of 1999.

          Independent Auditors' Report on Financial Statement Schedule

The Board of Directors and Shareholders
Engineering Animation, Inc.:

Under the date of March 24, 2000, we reported on the consolidated balance sheets of Engineering Animation, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG LLP



Minneapolis, Minnesota
March 24, 2000


SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
ENGINEERING ANIMATION,INC.
December 31, 1999
(in thousands)

             COLUMN A                  COLUMN B                  COLUMN C                  COLUMN D            COLUMN E
                                                                Additions
                                      Balance at      Charged to           Charged to                         Balance at
                                     Beginning of        Costs               Other                              End of
           Description                  Period        and Expenses         Accounts        Deductions           Period
                                   -----------------  --------------     --------------   -----------          ---------

Year Ended December 31, 1999

   Deducted from assets accounts:
   Allowance for doubtful accounts        $ 300          $ 1,739          $ -               $ 1,325  (1)           $ 714
                                   ---------------------------------------------------------------------     ------------
              Total                       $ 300          $ 1,739          $ -               $ 1,325                $ 714
                                   =====================================================================     ============


Year Ended December 31, 1998

   Deducted from assets accounts:
   Allowance for doubtful accounts        $ 158           $ 138          $ 181                $ 177    (1)          $ 300
                                   ---------------------------------------------------------------------     ------------
              Total                       $ 158           $ 138          $ 181                $ 177                 $ 300
                                   =====================================================================     ============

Year Ended December 31, 1997

   Deducted from assets accounts:
   Allowance for doubtful accounts         $ 57           $ 146          $ -                   $ 45   (1)           $ 158
                                   ---------------------------------------------------------------------     ------------
              Total                        $ 57           $ 146          $ -                   $ 45                 $ 158
                                   =====================================================================     ============

 (1) Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2000.

                           ENGINEERING ANIMATION, INC.
                           By: /s/ Michael K. O'Gara
                                   Michael K. O'Gara

                           Vice President of Finance and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

                  Signature                                Title

     /s/      Matthew M. Rizai                 Chairman, Chief Executive Officer
---------------------------------------------  and Director (Principal Executive
                                               Officer)
              Matthew M. Rizai

     /s/      Martin J. Vanderploeg            Director
--------------------------------------------
              Martin J. Vanderploeg

     /s/      Michael K. O'Gara                Vice President of Finance and
--------------------------------------------   Chief Financial Officer
              Michael K. O'Gara                (Principal Financial and
                                               Accounting Officer)

     /s/      Jamie A. Wade                    Director
-------------------------------------------
              Jamie A. Wade

     /s/      Michael M. Crow                  Director
-------------------------------------------
              Michael M. Crow

     /s/      Lawrence J. Kirshbaum            Director
------------------------------------------
              Lawrence J. Kirshbaum

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
------                 ---------------

10.2                   Amended and Restated 1994 Stock Option Plan

10.6                   Robert M. Nierman Option Agreement, dated April 30, 1999

10.9                   Robert L. Cyr Option Agreement, dated December 27, 1999

21                     Subsidiaries

23.1                   Consent of KPMG LLP

23.2                   Consent of Ernst & Young LLP

27                     Financial Data Schedules