Form 10-Q
period 2000-03-31
ENGINEERING ANIMATION INC
filed 2000-05-16
CIK 1005270

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                            Yes ____X___ No ________




     As of May 5, 2000, there were 12,040,081 shares of the Registrant's $0.01 par value common stock outstanding.

                           ENGINEERING ANIMATION, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                       PAGE
----

Item 1.         Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets
                At March 31, 2000 and December 31, 1999                        3

                Condensed Consolidated Statements of Operations
                For the three months ended March 31, 2000 and 1999             4

                Condensed Consolidated Statements of Cash Flows
                For the three months ended March 31, 2000 and 1999             5

                Notes to Condensed Consolidated Financial Statements           6

Item 2.         Management's Discussion and Analysis of Financial

                Condition and Results of Operations                            8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk    14


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                             14

Item 6.         Exhibits and Reports on Form 8-K                              15


SIGNATURES                                                                    16

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements


                                         ENGINEERING ANIMATION, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data; unaudited)

                                                                                     March 31,    December 31,
                                                                                       2000           1999
                                                                                   ------------   -------------
Assets
Current assets:

    Cash and cash equivalents                                                         $ 33,949        $ 10,939
    Accounts receivable:
       Billed                                                                           15,141          18,649
       Unbilled                                                                          1,842           2,308
    Deferred income taxes                                                                  158           7,758
    Income taxes receivable                                                                  -             693
    Prepaid expenses and other assets                                                    3,400           3,091
                                                                                   ------------   -------------

       Total current assets                                                             54,490          43,438

Property and equipment, net                                                             22,116          22,168

Other assets:
    Note receivable                                                                      1,408           1,408
    Software development costs, net                                                      2,240           2,373
    Goodwill and developed technology, net                                              10,126          10,915
    Other                                                                                  112             262
                                                                                   ------------   -------------

       Total assets                                                                   $ 90,492        $ 80,564
                                                                                   ============   =============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                                   $ 3,968         $ 4,165
    Accrued compensation and other accrued expenses                                      8,632           8,531
    Accrued restructuring charges                                                        2,383               -
    Deferred revenue                                                                     4,905           5,204
    Bank debt, current portion of long-term debt and lease obligations                   5,266           5,273
    Income taxes payable                                                                 1,707               -
                                                                                   ------------   -------------

       Total current liabilities                                                        26,861          23,173

Long-term debt and lease obligations due after one year                                    569             616
Other long-term liabilities                                                                  -             184
Deferred income taxes                                                                        -             104
Net liabilities of discontinued operations                                               1,309           1,296
Stockholders' equity                                                                    61,753          55,191
                                                                                   ------------   -------------

       Total liabilities and stockholders' equity                                     $ 90,492        $ 80,564
                                                                                   ============   =============

See accompanying notes.


                                       ENGINEERING ANIMATION, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except per share data; unaudited)


                                                                            Three months ended March 31,
                                                                                2000             1999
                                                                          --------------    ---------------
        Revenues                                                               $ 17,551           $ 20,348
        Cost of revenues                                                          7,912              7,070
                                                                          --------------    ---------------
        Gross profit                                                              9,639             13,278

        Operating expenses:
           Sales and marketing                                                    6,946              6,666
           General and administrative                                             3,924              2,743
           Research and development                                               6,136              4,716
           Goodwill and developed technology amortization                           789                651
           Restructuring and asset-impairment charges                             3,968                  -
                                                                          --------------    ---------------
        Total operating expenses                                                 21,763             14,776
                                                                          --------------    ---------------
        Operating loss from continuing operations                               (12,124)            (1,498)
        Interest and other income, net                                              216                344
                                                                          --------------    ---------------

        Loss from continuing operations
           before income tax                                                    (11,908)            (1,154)
        Income tax expense (benefit)                                                 14               (191)
                                                                          --------------    ---------------

        Loss from continuing operations
         before extraordinary item                                              (11,922)              (963)

        Extraordinary item:
          Gain from sale of subsidiary, net of transaction costs and
           income taxes (see note 3)                                             17,626                  -

        Discontinued operations:
           Income from discontinued operations, net of
            income taxes (see note 2)                                                 -                463
                                                                          --------------     ---------------

        Net income (loss)                                                       $ 5,704             $ (500)
                                                                          ==============     ===============

        Earnings (loss) per share:
          Continuing operations                                                 $ (0.99)           $ (0.08)
          Extraordinary item                                                       1.46                  -
          Discontinued operations                                                     -               0.04
                                                                          --------------    ---------------
            Total                                                                $ 0.47            $ (0.04)
                                                                          ==============     ===============

        Weighted average shares outstanding                                      12,014             11,792
                                                                          ==============     ===============


                           ENGINEERING ANIMATION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                  Three months ended March 31,
Operating activities                                                                 2000             1999
                                                                                 -------------   ---------------
Net income (loss)                                                                   $ 5,704          $     (500)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Goodwill and developed technology amortization expense                             789                 651
     Depreciation and other amortization expense                                      1,478               1,049
     Deferred income taxes                                                            7,600                  (5)
     Gain from sale of subsidiary, net of transaction costs                         (27,312)                  -
     Non-cash compensation expense                                                      390                   -
     Loss on disposal of assets                                                          29                   -
     Changes in operating assets and liabilities
      Billed accounts receivable                                                      2,005               6,475
      Unbilled accounts receivable                                                      167                (928)
      Prepaid expenses                                                                 (269)             (1,019)
      Accounts payable                                                                  (99)                (32)
      Accrued expenses                                                                3,897              (1,693)
      Income taxes                                                                    2,437                (496)
      Deferred revenue                                                                 (342)               (150)
      Cash effect of discontinued operations                                           (992)                956
                                                                                 -------------   ---------------
Net cash provided by (used in) operating activities                                  (4,518)              4,308
                                                                                 -------------   ---------------

Investing activities

Purchases of property and equipment                                                    (565)             (2,004)
Change in other assets                                                                  (21)                 (3)
Capitalization of software development costs                                            (97)               (363)
Maturities of marketable securities                                                       -               7,000
Purchases of marketable securities                                                        -              (8,476)
Proceeds from sale of subsidiary, net of transaction costs paid and cash sold        27,970                   -
                                                                                 -------------   ---------------
Net cash provided by (used in) investing activities                                  27,287              (3,846)
                                                                                 -------------   ---------------

Financing activities

Net change in short-term borrowing                                                     (194)                  -
Payments on long-term debt and capital lease obligations                                (54)               (225)
Net proceeds from exercise of options and warrants                                      432                 581
                                                                                 -------------   ---------------
Net cash provided by financing activities                                               184                 356
                                                                                 -------------   ---------------
Net increase in cash and cash equivalents                                            22,953                 818
                                                                                 -------------   ---------------
Effect of exchange rates                                                                 57                (287)
Cash and cash equivalents at beginning of period                                     10,939              23,623
                                                                                 -------------   ---------------

Cash and cash equivalents at end of period                                         $ 33,949            $ 24,154
                                                                                 =============   ===============


Engineering Animation, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2000. The balance sheet as of December 31, 1999, was derived from audited financial statements. The balance sheets as of March 31, 2000, and December 31, 1999, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The financial statements include the operations of EAI-DELTA GmbH (DELTA) up to March 24, 2000, the date of its sale by the Company (see Note 3 for further discussion of the sale).

2.       DISCONTINUED OPERATIONS

         The Company announced on July 6, 1999, that it would exit its Interactive Games and Science and Technology businesses by the end of the first quarter of 2000. The following table summarizes revenues and income from discontinued operations for the three months ended, March 31, 2000, and 1999:


                                                                                   Three months ended
                                                                                        March 31

(in thousands)                                                                   2000              1999
                                                                             --------------   ---------------

Revenues from discontinued operations                                                $ 393           $ 4,452
                                                                             ==============   ===============

Discontinued operations:
     Income from discontinued operations                                               $ -             $ 747
     Income tax expense                                                                  -               284
                                                                             --------------   ---------------
Income from discontinued operations, net of income taxes                               $ -             $ 463
                                                                             ==============   ===============


3.       SALE OF SUBSIDIARY

         The Company announced on March 1, 2000, the signing of a definitive agreement with Dassault Systemes S.A. for the sale of DELTA for $31 million in cash. The resulting gain, net of transaction costs, of $27.3 million was recognized in the first quarter of 2000 as an extraordinary gain on sale of subsidiary. The Company recorded $9.7 million in U.S. and foreign income tax expense on the transaction. The transaction closed on March 24, 2000. The Company had acquired Delta on December 22, 1998, and accounted for it as a pooling of interests.

4.       RESTRUCTURING AND ASSET-IMPAIRMENT CHARGES

         The Company recorded a restructuring charge of $2.7 million and an asset-impairment charge of $1.3 million in the first quarter of 2000, related to actions associated with redefining the Company's infrastructure. These charges include severance costs, fixed asset write-downs, office closings and other related expenses as detailed below:


 (in thousands)                                Three months ended
                                                 March 31, 2000
                                               -------------------

Severance and other people costs                            $ 954
Office closings and sublease costs                          1,751
Asset-impairment charge                                     1,262
                                               -------------------
     Total                                                $ 3,967
                                               ===================


         The severance payments and people costs are primarily attributed to personnel in the general and administrative support areas involuntarily terminated on March 24, 2000. Office closings and sublease costs are related to either offices that will no longer be used by the Company or areas of offices that will be subleased out to entities not affiliated with the Company. The asset write-downs relate to fixed assets attributed to these offices. The Company has paid $0.4 million as of March 31, 2000 for severance and other people costs. Except for long-term lease payments of $1.4 million, the Company expects most payments to be made by December 31, 2000.

5.       COMPREHENSIVE INCOME (LOSS)

        The following table summarizes comprehensive income (loss) for the three months ended March 31, 2000 and 1999:


                                                                     Three months ended
(in thousands)                                                            March 31
                                                                  2000                1999
                                                             ---------------    -----------------
Net income (loss) as reported                                       $ 5,704               $ (500)
Foreign currency translation adjustment                                  35                 (243)
                                                             ---------------    -----------------
Total comprehensive income (loss)                                   $ 5,739               $ (743)
                                                             ===============    =================

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

         We announced, on March 1, 2000, the signing of a definitive agreement with Dassault Systemes S.A. for the sale of EAI-DELTA GmbH (DELTA) for $31 million in cash. The resulting gain, net of transaction costs, of $27.3 million was recognized in the first quarter of 2000 as an extraordinary gain on sale of subsidiary. We recorded $9.7 million in U.S. and foreign income tax expense on the transaction. The transaction closed on March 24, 2000.

         We also recorded restructuring and asset-impairment charges of $4.0 million in the first quarter of 2000 related to actions associated with redefining our infrastructure. The charges include severance costs, fixed asset write-downs, office closings and other related expenses.

RESULTS OF OPERATIONS

Revenue Recognition

         Our revenues are derived from software licenses, software development contracts, professional services, customer support and maintenance and subscription services. We recognize revenue allocated to software licenses when an arrangement to deliver software does not require significant production, modification or customization and all four basic criteria in the Statement of Position (SOP) 97-2 as amended issued by the American Institute of Certified Public Accountants (AICPA) have been met. The four basic criteria are: persuasive evidence that an arrangement exists, delivery has occurred, fee is fixed or determinable and collection of the resulting receivable is probable. For contracts with multiple obligations such as deliverable and undeliverable software licenses, maintenance or other services, we allocate revenue to each component of the contract based on vendor-specific objective evidence. We recognize revenues from software development contracts and professional services based upon labor costs incurred and progress to completion on contracts. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided. In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to readdress vendor-specific objective evidence. We adopted SOP 98-9 on January 1, 2000. It is expected that the adoption will not have a material effect on our financial position, operating results or liquidity. Subscription services revenue is generated from customers subscribing to our e-Vis.com service. Our subscription services revenue is derived from subscribers paying a monthly membership fee and is recognized over the period that the services are provided. Deferred revenue from our subscription services consists of prepaid membership fees billed in advance.


                                  NET REVENUES

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------
Revenues                                  $17,551                          (14)%               $20,348
===============================================================================================================

        Revenues decreased 14% to $17.6 million for the three months ended March 31, 2000 from $20.3 million for the three months ended March 31, 1999. This decrease in revenues was primarily due to lower revenues from software licenses and customer funded development. We attribute our decrease in software revenues to a number of factors, including the following:

o As we continue to expand our partner program, the ratio of our partners' sales to our direct sales has increased. Revenues from partner sales are typically lower because they are royalty-based.

o Fewer large orders were placed by a number of major customers as they deployed prior purchases of our products across their enterprises.

o Our customers are changing the fundamental way in which they purchase and deploy software within their organizations. As the Internet becomes the primary distribution medium, the subscription model or monthly usage fee is replacing the large, one-time licensing fee we have experienced in the past.

        During the first quarter of 2000, we recognized royalty revenue of $3.5 million related to a sale by one of our partners.


                                COST OF REVENUES

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------
Expense                                    $7,912                            12%                $7,070
===============================================================================================================
As a percentage
of revenues                                   45%                                                  35%

        Our cost of revenues is related primarily to direct labor and related costs associated with our professional services group. Cost of revenues also includes packaging and distribution costs, royalty fees paid to third parties under licensing agreements and amortization of capitalized software costs.

         Cost of revenues increased 12% to $7.9 million for the three months ended March 31, 2000, from $7.1 million for the three months ended March 31, 1999, primarily due to higher compensation and related expenses from the increased number of employees in our professional services group. The increase in the number of employees was in anticipation of higher volume from our software business. Our cost of revenues as a percentage of revenues increased to 45% from 35% for the three months ended March 31, 2000 and 1999, primarily due to revenues being lower than expected. There were no cost of revenues associated with the royalty revenue of $3.5 million recognized in the first quarter of 2000 as described above in "Revenues".

         For the three months ended March 31, 2000 and 1999, we capitalized software costs of $97,000 and $363,000. We amortize these costs over an estimated economic useful life of three years, or on the ratio of current revenues to total projected product revenues, whichever amortization expense amount is greater. Amortization expenses reported as cost of revenues for the three months ended March 31, 2000 and 1999, were $230,000 and $147,000. We compare unamortized computer software costs with net realizable value on a product-by-product basis. These estimates are based upon available information, including life cycles and revenues from similar products, our past history, the market for the products, our existing customer base, and other factors unique to the products. Recoverability is subject to changes in our business model and the demand for the product either because of general market conditions or the introduction of new products by competitors. We do not intend to capitalize any new projects under Statement of Financial Accounting Standards No. 86 in the future. Any future amounts to be capitalized relate to projects commenced prior to January 1, 2000.

Operating Expenses


                               SALES AND MARKETING

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------
Expense                                    $6,946                             4%                $6,666
===============================================================================================================
As a percentage
of revenues                                   40%                                                  33%

        Sales and marketing expenses include personnel and facility costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, trade shows, travel, depreciation and other costs.

         Our sales and marketing expenses increased 4% to $6.9 million for the three months ended March 31, 2000, from $6.7 million for the three months ended March 31, 1999.The percentage increase in sales and marketing is lower than past periods. This is primarily due to fewer new hires of personnel in the sales and marketing groups as well as lower sales commission expense associated with lower revenues.Sales and marketing expenses increased to 40% of total revenues for the three months ended March 31, 2000, from 33% for the three months ended March 31, 1999, primarily due to revenues being lower than expected.


                           GENERAL AND ADMINISTRATIVE

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------
Expense                                    $3,924                            43%                $2,743
===============================================================================================================
As a percentage
of revenues                                   22%                                                  13%

         General and administrative expenses consist primarily of personnel and facility costs for administrative, information systems, legal, executive and accounting staff, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense, bad debt expense and other costs.

         General and administrative expenses increased 43% to $3.9 million for the three months ended March 31, 2000, from $2.7 million for the three months ended March 31, 1999. The increase was primarily due to personnel increases a compared to the first quarter of 1999 and related expenses and bad debt expense. General and administrative expenses increased to 22% of total revenues for the three months ended March 31, 2000, from 13% for the three months ended March 31, 1999, primarily due to the personnel increases and revenues being lower than expected.


                            RESEARCH AND DEVELOPMENT

(in thousands)                               2000                         Change                   1999
---------------------------------------------------------------------------------------------------------------
Expense                                    $6,136                            30%                $4,716
===============================================================================================================
As a percentage
of revenues                                   35%                                                  23%

         Research and development expenses focus on software product development and consist primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expenses and outside consulting fees.

     Research and development expenses increased 30% to $6.1 million for the three months ended March 31, 2000, from $4.7 million for the three months ended March 31, 1999. The increase was primarily due to personnel increases and related expenses that included further development of e-Vis.com. Research and development expenses increased to 35% of total revenues for the three months ended March 31, 2000, from 23% for the three months ended March 31, 1999, primarily due to the personnel increases and revenues being lower than expected. We expect to at least maintain the previous levels of investments we have made in research and development in spite of the recent revenue amounts that were below expectations.


             GOODWILL AND DEVELOPED TECHNOLOGY AMORTIZATION EXPENSE

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------
Expense                                      $789                            21%                  $651
===============================================================================================================
As a percentage
of revenues                                    4%                                                   3%

     Goodwill and developed technology amortization expense relates to acquisitions we made in 1999, 1998 and 1997. The increase for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, is due to amortization of goodwill created upon the acquisition of Kx Verksamhetsutveckling AB in July, 1999.


                   RESTRUCTURING AND ASSET-IMPAIRMENT CHARGES

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------
Expense                                    $3,968                            N/M                   --
===============================================================================================================
As a percentage
of revenues                                   23%                                                 N/M

        We recorded a restructuring charge of $2.7 million and an asset-impairment charge of $1.3 million in the first quarter of 2000, related to actions associated with redefining our infrastructure. These charges include severance and other people costs, fixed asset write-downs, office closings and other related expenses. The severance and other people costs are primarily attributed to personnel in the general and administrative support areas involuntarily terminated on March 24, 2000. Office closings are related to either offices that will no longer be used by us or areas of offices that will be subleased out to entities not affiliated with us. The asset write-downs relate to fixed assets attributed to these offices. We have paid $0.4 million as of March 31, 2000 for severance and other people costs. Except for long-term lease payments of $1.4 million, we expect most payments to be made by December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied cash requirements through borrowings, operations, capital lease financing and aggregate net proceeds from public offerings of common stock.

         As of March 31, 2000, we had $33.9 million in cash and cash equivalents. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

         For the three months ended March 31, 2000, net cash used in operating activities was $4.5 million. We experienced lower revenues and total cash collections during the quarter compared to the same period last year. Our days sales outstanding have improved significantly over the last several quarters due to cash collections being greater than revenue recognized over those same quarters. We also incurred cash outflows associated with restructuring charges of $0.4 million, as well as discontinuing our Interactive Games and Science and Technology businesses. Net cash provided by operating activities was $4.3 million for the three months ended March 31, 1999.

         For the three months ended March 31, 2000, net cash provided by investing activities was $27.3 million. In March 2000, our sale of DELTA generated cash proceeds, net of transaction costs and cash sold, of $28.0 million, which will be used in current operations. We invested $0.6 million in property and equipment, which was primarily due to the purchase of computers and other equipment. For the three months ended March 31, 1999, we used cash of $3.8 million in investing activities. We invested $2.0 million in the expansion of our facilities and our purchases of computers, furniture and equipment and increased our short-term investments by $1.5 million.

         For the three months ended March 31, 2000 and 1999, net cash provided by financing activities was $0.2 million and $0.4 million. The main financing sources for both three-month periods were proceeds from stock option exercises.

         We had two lines of credit with commercial banks on March 31, 2000. One of the lines of credit, totaling $1.0 million, was secured and was paid off on April 6, 2000. The other line of credit totaling $3.5 million was unsecured and was paid off on May 2, 2000.

         We believe that our current cash and cash equivalent balances will be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. However, there can be no assurance that additional capital beyond the amounts currently forecasted by us will not be required or that any such required additional capital will be available on reasonable terms, if at all, at such times as we may require it.

         We have not paid any cash dividends and do not currently anticipate paying cash dividends in the future. There can be no assurance that we will ever pay a cash dividend.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         This report, and statements that our representatives or we make, may contain forward-looking statements that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

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

         The revenue flow from our OEV and virtual factory solutions sales and licensing is uneven within a fiscal quarter. Sales typically occur in the third month of a quarter, and often in the last week or days of a quarter. Factors contributing to this pattern include:

o long lead times on customer budgetary approvals, which tend to be given late in a quarter;
o the tendency of customers to wait until late in a quarter to commit to purchase in th hope of obtaining more favorable pricing from one or more competitors seeking their business;
o        at times, seasonal influences; and
o the fourth quarter influence of customers spending their remaining capital budget authorization prior to new udget constraints in the first quarter of the following year.

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

         For a more complete discussion of other risk factors affecting the Company, see the Company's 1999 Annual Report on Form 10-K.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

         Our revenues originating outside the U.S. for the first three months of 2000 and 1999 were 23% and 28% of total revenues. International sales are made mostly from our foreign subsidiaries in local currency. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in local currency.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency volatility. Our future results could be adversely impacted by changes in these or other factors.

Interest Rates

         Our long-term debt at March 31, 2000 included two lines of credit with commercial banks. Both lines of credit, one totaling $3.5 million and the other totaling $1.0 million, had floating rates of interest. All other long-term debt had fixed rates of interest ranging from 0% to 6%. Both lines of credit have been paid off subsequent to March 31, 2000.

PART II. OTHER INFORMATION

Item 1.       Legal proceedings

         In February 1999, actions were filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of Iowa. These actions allege that we violated Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. They allege that we made false or misleading statements of material fact about our accounting for in-process research and development in connection with the Rosetta Technologies, Inc. and Sense8 Corporation acquisitions and our 1999 business prospects. They seek unspecified damages. These claims are now consolidated into one class action purporting to include individuals who purchased our common stock between February 19, 1998 and April 6, 1999. The court has appointed lead plaintiffs and co-lead counsel in the action. The court has granted in part and dismissed in part the motion we filed to dismiss the plaintiffs' amended complaint. We intend to oppose the action vigorously.

         In October 1999, actions were filed against us and certain of our current and former executive officers in the United States District Court for the Southern District of Iowa. These actions allege that we violated Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. They allege that we made false or misleading statements of material fact about our financial results for the second quarter of 1999. These claims are now consolidated into one class action purporting to include individuals who purchased our common stock between July 29, 1999, and October 1, 1999. The court has appointed lead plaintiffs and lead counsel in the action. We intend to oppose the action vigorously.

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits - See Index to Exhibits

         (b)      Reports on Form 8-K.

                  Form 8-K filed March 3, 2000, relating to Ernst & Young LLP resigning as the Company's independent auditor on February 29, 2000. KPMG LLP was retained as the Company's independent auditor effective March 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                       ENGINEERING ANIMATION, INC.
     -------------                       (Registrant)

                                         By:/s/  Michael K. O'Gara
                                         -------------------------------
                                            Michael K. O'Gara
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit   Description

     2 Purchase and Sale Agreement with Dassault Systemes, S.A., dated as of February 29, 2000; incorporated herein by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

  10.1 Amendment No. 1 to Employment Agreement with Matthew M. Rizai, dated January 1, 2000 *

  10.2 Amendment No. 1 to Employment Agreement with Martin J. Vanderploeg, dated January 1, 2000 *

  10.3 Amendment No. 1 to Employment Agreement with Jamie A. Wade, dated January 1, 2000 *

  10.4 Amendment No. 1 to Employment Agreement with Jeff D. Trom, dated January 1, 2000 *

  10.5    Employment Agreement with Robert L. Cyr, dated January 1, 2000 *

  10.6    Employment Agreement with Michael K. O'Gara, dated February 28, 2000 *

    27    Financial Data Schedule

*  Management Contract