Form 10-Q
period 2000-06-30
ENGINEERING ANIMATION INC
filed 2000-08-09
CIK 1005270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

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

                              2321 North Loop Drive
                                Ames, Iowa 50010
                    (Address of principal executive offices)
                          ------------------------------

                                 (515) 296-9908
              (Registrant's telephone number, including area code)
                          -----------------------------

         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ____X___ No ________

As of July 28, 2000, there were 12,052,379 shares of the Registrant's $0.01 par value common stock outstanding.

ENGINEERING ANIMATION, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                       PAGE
                                                                           ----

Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets
               As of June 30, 2000 and December 31, 1999                       3

               Condensed Consolidated Statements of Operations
               For the three and six months ended June 30, 2000 and 1999       4

               Condensed Consolidated Statements of Cash Flows
               For the six months ended June 30, 2000 and 1999                 5

               Notes to Condensed Consolidated Financial Statements            6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk     17

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              17

Item 4.        Submission of Matters to a Vote of Security Holders            18

Item 6.        Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                    19




PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                                         ENGINEERING ANIMATION, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (in thousands; unaudited)
                                                                                    June 30,      December 31,
                                                                                      2000            1999
                                                                                   ------------   -------------
Assets
Current assets:
    Cash and cash equivalents                                                         $ 19,080        $ 10,939
    Accounts receivable:
       Billed                                                                           19,209          18,649
       Unbilled                                                                          2,352           2,308
    Deferred income taxes                                                                  159           7,758
    Income taxes receivable                                                                  -             693
    Prepaid expenses and other assets                                                    3,984           3,091
                                                                                   ------------   -------------
       Total current assets                                                             44,784          43,438

Property and equipment, net                                                             20,962          22,168

Other assets:
    Note receivable                                                                      1,408           1,408
    Software development costs, net                                                      1,961           2,373
    Goodwill and developed technology, net                                               9,276          10,915
    Other                                                                                   99             262
                                                                                   ------------   -------------
       Total assets                                                                   $ 78,490        $ 80,564
                                                                                   ============   =============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                                   $ 3,777         $ 4,165
    Accrued compensation and other accrued expenses                                      7,316           8,531
    Accrued restructuring and asset-impairment charges                                   2,536               -
    Deferred revenue                                                                     4,215           5,204
    Bank debt, current portion of long-term debt and lease obligations                     700           5,273
    Income taxes payable                                                                 1,723               -
                                                                                   ------------   -------------
       Total current liabilities                                                        20,267          23,173
Long-term debt and lease obligations due after one year                                    551             616
Other long-term liabilities                                                                  -             184
Deferred income taxes                                                                        -             104
Net liabilities of discontinued operations                                                 775           1,296
Stockholders' equity                                                                    56,897          55,191
                                                                                   ------------   -------------
       Total liabilities and stockholders' equity                                     $ 78,490        $ 80,564
                                                                                   ============   =============
See accompanying notes.





                                                   ENGINEERING ANIMATION, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands; except per share data; unaudited)

                                                              Three months ended June 30,     Six months ended June 30,
                                                                2000           1999             2000           1999
                                                             -----------    -----------      -----------    -----------

        Revenues                                                $18,124        $20,120          $35,675        $40,468
        Cost of revenues                                          7,686          7,810           15,598         14,880
                                                             -----------    -----------      -----------    -----------
        Gross profit                                             10,438         12,310           20,077         25,588

        Operating expenses:
           Sales and marketing                                    6,130          7,328           13,076         13,994
           General and administrative                             3,326          3,626            7,249          6,369
           Research and development                               5,486          4,731           11,622          9,447
           Goodwill and developed technology amortization           789            650            1,578          1,301
           Restructuring and asset-impairment charges                 -              -            3,968              -
                                                             -----------    -----------      -----------    -----------
        Total operating expenses                                 15,731         16,335           37,493         31,111
                                                             -----------    -----------      -----------    -----------
        Operating loss from continuing operations                (5,293)        (4,025)         (17,416)        (5,523)
        Interest and other income, net                              374            282              589            626
                                                             -----------    -----------      -----------    -----------

        Loss from continuing operations before income tax        (4,919)        (3,743)         (16,827)        (4,897)
        Income tax benefit                                          (15)        (1,179)              (1)        (1,370)
                                                             -----------    -----------      -----------    -----------
        Loss from continuing operations
           before extraordinary item                             (4,904)        (2,564)         (16,826)        (3,527)

        Extraordinary item:
          Gain from sale of subsidiary, net of transaction
          costs and income taxes (see note 3)                         -              -           17,626              -

        Discontinued operations:
          Loss from discontinued operations, net of
                 income taxes (see note 2)                            -         (2,390)               -         (1,927)
          Provision for exiting discontinued operations
                 including operating losses during phase out
                 period, net of tax (see note 2)                      -         (8,930)               -         (8,930)
                                                             -----------    -----------      -----------    -----------

        Net income (loss)                                       $(4,904)      $(13,884)           $ 800       $(14,384)
                                                             ===========    ===========      ===========    ===========

        Earnings (loss) per share:
          Continuing operations                                   (0.41)         (0.22)           (1.40)         (0.30)
          Extraordinary item                                          -              -             1.47              -
          Discontinued operations                                     -          (0.95)               -          (0.92)
                                                             -----------    -----------      -----------    -----------
            Total                                               $ (0.41)       $ (1.17)          $ 0.07        $ (1.22)
                                                             ===========    ===========      ===========    ===========

        Weighted average shares outstanding                      12,046         11,846           12,030         11,819
                                                             ===========    ===========      ===========    ===========

      See accompanying notes.




                                            ENGINEERING ANIMATION, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands; unaudited)

                                                                           Six months ended June 30,
                                                                              2000           1999
Operating activities                                                       ------------   ------------
Net income (loss)                                                             $ 800        $ (14,384)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Goodwill and developed technology amortization expense                   1,578            1,301
     Depreciation and other amortization expense                              2,898            2,299
     Deferred income taxes                                                    7,600               (5)
     Provision for exiting discontinued operations including operating
      losses during phase out period                                              -           13,750
     Gain from sale of subsidiary, net of transaction costs                 (27,312)               -
     Non-cash compensation expense                                              390                -
     Loss on disposal of assets                                                  94                -
     Changes in operating assets and liabilities of continuing operations
      Billed accounts receivable                                             (2,135)           5,483
      Unbilled accounts receivable                                             (365)          (2,587)
      Prepaid expenses                                                         (119)            (758)
      Accounts payable                                                       (1,028)           2,082
      Accrued expenses                                                        3,023           (1,752)
      Income taxes                                                            2,476           (2,718)
      Deferred revenue                                                       (1,025)             651
     Cash effect of discontinued operations                                  (1,526)          (1,079)
                                                                           ------------   ------------
Net cash provided by (used in) operating activities                         (14,651)           2,283
                                                                           ------------   ------------

Investing activities
Purchases of property and equipment                                            (826)          (6,540)
Change in other assets                                                           (3)              (4)
Capitalization of software development costs                                    (97)            (850)
Maturities of marketable securities                                               -           15,000
Purchases of marketable securities                                                -           (9,589)
Proceeds from sale of subsidiary, net of transaction costs paid and
cash sold                                                                    27,970                -
                                                                           ------------   ------------
Net cash provided by (used in) investing activities                          27,044           (1,983)
                                                                           ------------   ------------

Financing activities
Net change in restricted cash                                                     -               (1)
Net change in short-term borrowing                                           (4,608)           1,500
Payments on long-term debt and capital lease obligations                       (138)            (283)
Net proceeds from exercise of options and warrants                              466              781
                                                                           ------------   ------------
Net cash provided by (used in) financing activities                          (4,280)           1,997
                                                                           ------------   ------------

Net increase in cash and cash equivalents                                     8,113            2,297
Effect of exchange rates                                                         28             (376)
Cash and cash equivalents at beginning of period                             10,939           23,623
                                                                           ------------   ------------

Cash and cash equivalents at end of period                                 $ 19,080         $ 25,544
                                                                           ============   ============
See accompanying notes.

Engineering Animation, Inc.
Notes To Condensed Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Engineering Animation, Inc. and the Company's subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2000. The balance sheet as of December 31, 1999 was derived from audited financial statements. The balance sheets as of June 30, 2000, and December 31, 1999, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The financial statements include the operations of EAI-DELTA GmbH (DELTA) up to March 24, 2000, the date of its sale by the Company (see Note 3 for further discussion of the sale).

2.   DISCONTINUED OPERATIONS

     The Company announced on July 6, 1999 that it would exit its Interactive Games and Science and Technology businesses. The following table summarizes revenues and income (loss) from discontinued operations for the three and six months ended June 30, 2000 and 1999:

                                                              Three months ended                Six months ended
                                                                   June 30,                         June 30,
(in thousands)                                                  2000       1999                 2000       1999
                                                              -------    -------               ------     -------
Revenues from discontinued operations                         $     -   $  2,529               $  393    $ 6,981
                                                              =======   ========               =======   ========

Discontinued operations:
    Loss from discontinued operations                               -     (3,855)                   -     (3,108)
    Income tax benefit of loss
      from discontinued operations                                  -     (1,465)                   -     (1,181)
                                                              -------   --------                -----    ---------
      Net loss from discontinued operations                         -     (2,390)                   -     (1,927)
                                                              -------   --------                -----    ---------

    Provision for exiting discontinued operations
      including operating losses during phase out period
       before tax                                                   -    (13,750)                   -    (13,750)
    Income tax benefit of provision for exiting
      discontinued operations including operating
      losses during phase out period                                -     (4,820)                   -     (4,820)
                                                              -------   --------                -----    ---------
    Provision for exiting discontinued operations, net of           -     (8,930)                   -     (8,930)
      tax
                                                              -------   --------                -----    ---------
Loss from discontinued operations, net of income taxes        $     -   $(11,320)               $   -    $(10,857)
                                                              =======   ========                =====    =========

3.   SALE OF SUBSIDIARY

     On March 24, 2000, the Company sold DELTA to Dassault Systemes S.A. for $31.0 million in cash. The resulting gain, net of transaction costs, of $27.3 million was recognized in the first quarter of 2000 as an extraordinary gain on sale of subsidiary. The Company recorded $9.7 million in U.S. and foreign income tax expense on the transaction. The Company had acquired DELTA on December 22, 1998, and accounted for it as a pooling of interests.

4.   RESTRUCTURING AND ASSET-IMPAIRMENT CHARGES

     The Company recorded a restructuring charge of $2.7 million and an asset-impairment charge of $1.3 million in the first quarter of 2000, related to actions associated with redefining the Company's infrastructure. These charges and the related accrual included severance costs, fixed asset write-downs, office closings and other related expenses as detailed below:



                                                           Total          Cash payments/
                                                       restructuring/    non-cash charges      Balance
 (in thousands)                                      asset-impairment    against accrual    of accrual at
                                                      charge accrued         in 2000       June 30, 2000
                                                    -------------------------------------------------------
Severance and other people costs                     $              954   $           937   $           17
Office closings and sublease costs                                1,751               271            1,480
Asset-impairment charge                                           1,263               224            1,039
                                                    -------------------------------------------------------
     Total                                           $            3,968   $         1,432   $        2,536
                                                    =======================================================


     The severance payments and people costs were primarily attributed to personnel in the general and administrative support areas involuntarily terminated on March 24, 2000. Office closings and sublease costs were related to either offices that are no longer being used by the Company or offices that will be subleased out to entities not affiliated with the Company. The asset-impairment charge relates to fixed assets of offices to be closed or subleased. The Company has paid $1.2 million as of June 30, 2000 for severance and other people costs, office closings and sublease costs. Except for long-term lease payments, the Company expects most cash payments to be made by December 31, 2000.


5.   COMPREHENSIVE INCOME (LOSS)

     The following table summarizes comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999:


                                              Three months ended             Six months ended
(in thousands)                                     June 30,                      June 30,
                                             2000           1999           2000           1999
                                          -----------    ------------   ------------   ------------
Net income (loss) as reported              $ (4,904)      $ (13,884)       $ 800       $ (14,384)
Foreign currency translation adjustment          15             (77)          50            (322)
                                          -----------    ------------   ------------   ------------
Total comprehensive income (loss)          $ (4,889)      $ (13,961)       $ 850       $ (14,706)
                                          ===========    ============   ============   ============


6.   INCOME TAXES

     The Company has net operating losses and tax credits carried forward as of June 30, 2000, which result in a potential deferred tax asset. A valuation allowance is required to reduce a potential deferred tax asset when it is likely that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company has reviewed its taxable earnings history and prospective future taxable income. Based on this assessment, the Company has provided a full valuation allowance of its deferred tax assets and will continue to assess the need for this allowance.

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

     Our software products include: the Open Enterprise Visualization(TM) (OEV) solutions for viewing, distributing and analyzing product design data; the virtual factory solutions for enhancing the efficiency and quality of manufacturing operations and processes; and e-Vis(TM), our secure, Internet-enabled collaborative solution that provides integration and communication services to distributed project teams throughout the extended enterprise.

     In addition, our Professional Services Group provides customized systems integration and deployment services in support of our software products and E-services. Our Litigation Services Group provides animated evidence to the legal community.

     On March 24, 2000, we sold DELTA to Dassault Systemes S.A. for $31.0 million in cash. The resulting gain, net of transaction costs, of $27.3 million was recognized in the first quarter of 2000 as an extraordinary gain on sale of subsidiary. We recorded $9.7 million in U.S. and foreign income tax expense on the transaction.

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

For contracts with multiple obligations such as deliverable and undeliverable software licenses, maintenance or other services, we allocate revenue to each component of the contract based on vendor-specific objective evidence. We recognize revenues from software development contracts and professional services based upon labor costs incurred and progress to completion on contracts. Revenues from customer support and maintenance are deferred and recognized ratably over the period these services are provided. In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," to readdress vendor-specific objective evidence. We adopted SOP 98-9 on January 1, 2000. The adoption has not had a material effect on our financial position, operating results or liquidity. Our subscription revenue is generated from monthly fees for customers subscribing to e-Vis, and is recognized over the period that the services are provided. Deferred revenue from our subscriptions consists of fees billed in advance.

                                  NET REVENUES

Three months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Revenues                                  $18,124                          (10)%              $20,120
=====================================================================================================================


Six months ended June 30,

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Revenues                                  $35,675                          (12)%              $40,468
=====================================================================================================================


     Revenues decreased 10% to $18.1 million for the three months ended June 30, 2000, from $20.1 million for the three months ended June 30, 1999, and decreased 12% to $35.7 million for the six months ended June 30, 2000, from $40.5 million for the six months ended June 30, 1999. Both of these decreases in revenues were primarily due to lower revenues from software licenses, customer- funded development and the sale of DELTA. There was no revenue attributable to DELTA recognized in the second quarter of 2000. During the second quarter of 2000, there were no license contracts with recognizable revenue greater than 3% of total revenue.

     During the first quarter of 2000, our royalty revenue included $3.5 million related to a sale by one of our partners.

                                COST OF REVENUES

Three months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                    $7,686                           (2)%               $7,810
======================================================================================================================
As a percentage
of revenues                                   42%                                                 39%

Six months ended June 30,

(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                   $15,598                             5%              $14,880
=====================================================================================================================
As a percentage
of revenues                                   44%                                                 37%


     Our cost of revenues are related primarily to direct labor and related costs associated with our professional services group. Cost of revenues also include packaging and distribution costs, royalty fees paid to third parties under licensing agreements and amortization of capitalized software costs.

     Cost of revenues decreased 2% to $7.7 million for the three months ended June 30, 2000, compared to $7.8 million for the three months ended June 30, 1999. Expenses associated with funded development revenue projects decreased significantly in the second quarter 2000 compared to the second quarter 1999. This was offset by increases in compensation and related expenses attributable to our professional services group and the inclusion of expenses from Kx Verksamhetsutveckling AB (Kx) in the second quarter of 2000. Kx was acquired on July 27, 1999. Our cost of revenues as a percentage of revenues increased to 42% from 39% for the three months ended June 30, 2000 and 1999.

     Cost of revenues  increased  5% to $15.6  million for the six months  ended
June 30, 2000, from $14.9 million for the six months ended June 30, 1999, primarily due to higher compensation and related expenses attributable to our professional services group and the inclusion of expenses from Kx in 2000, offset by decreased expenses associated with funded development in 2000. The cost of revenues as a percentage of revenues increased to 44% from 37% for the six months ended June 30, 2000 and 1999. There were no cost of revenues associated with the royalty revenue of $3.5 million recognized in the first quarter of 2000, as described above in "Revenues."

     For the three months ended June 30, 2000, we did not capitalize any software development costs. For the three months ended June 30, 1999, we capitalized software development costs of $487,000. We amortize these costs over an estimated economic useful life of three years, or on the ratio of current revenues to total projected product revenues, whichever amortization expense amount is greater. Amortization expenses reported as cost of revenues for the three months ended June 30, 2000 and 1999, were $279,000 and $166,000. For the six months ended June 30, 2000 and 1999, we capitalized software costs of $97,000 and $850,000. Amortization expenses for the six months ended June 30, 2000 and 1999 were $509,000 and $305,000. We compare unamortized computer software costs with net realizable value on a product-by-product basis. These estimates are based upon available information, including life cycles and revenues from similar products, our past history, the market for the products, our existing customer base, and other factors unique to the products. Recoverability is subject to changes in our business model and the demand for the product either because of general market conditions or the introduction of new products by competitors. Capitalized software development costs, net of accumulated amortization as of June 30, 2000, were $2.0 million.



Operating Expenses

                               SALES AND MARKETING

Three months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                    $6,130                          (16)%               $7,328
=====================================================================================================================
As a percentage
of revenues                                   34%                                                 36%

Six months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                   $13,076                           (7)%              $13,994
=====================================================================================================================
As a percentage
of revenues                                   37%                                                 35%


     Sales and marketing expenses include personnel and facility costs related to sales, marketing and customer service activities, as well as advertising, promotional materials, trade shows, travel, depreciation expense and other costs.

     Our sales and marketing expenses decreased 16% to $6.1 million for the three months ended June 30, 2000, from $7.3 million for the three months ended June 30, 1999. The decrease was due to lower headcount in the sales and marketing groups and related expenses, as well as lower sales commission expense associated with lower revenues. Sales and marketing expenses decreased to 34% of total revenues for the three months ended June 30, 2000, from 36% for the three months ended June 30, 1999.

     Our sales and marketing expenses decreased 7% to $13.1 million for the six months ended June 30, 2000, from $14.0 million for the six months ended June 30, 1999. The decrease was primarily due to lower headcount in the sales and marketing groups and related expenses, as well as lower sales commission expense associated with lower revenues. Sales and marketing expenses increased to 37% of total revenues for the six months ended June 30, 2000, from 35% for the six months ended June 30, 1999.

     During the second half of 2000, we are initiating an advertising campaign associated with e-Vis in several national publications. We also anticipate expanding our sales force and, as a result, we expect sales and marketing expenses to increase during the second half of 2000.


                           GENERAL AND ADMINISTRATIVE

Three months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                    $3,326                           (8)%               $3,626
=====================================================================================================================
As a percentage
of revenues                                   18%                                                 18%

Six months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                    $7,249                            14%               $6,369
=====================================================================================================================
As a percentage
of revenues                                   20%                                                 16%

     General and administrative expenses consist primarily of personnel and facility costs for administrative, information systems, legal, executive and accounting staff, as well as certain consulting expenses, insurance costs, professional fees, depreciation expense, bad debt expense and other costs.

     General and administrative expenses decreased 8% to $3.3 million for the three months ended June 30, 2000, from $3.6 million for the three months ended June 30, 1999. The decrease was primarily due to lower headcount and related personnel costs in our Administrative areas, as well as the benefits which are beginning to be derived from the actions taken associated with redefining our infrastructure. General and administrative expenses remained at 18% of total revenues for the three months ended June 30, 2000, and June 30, 1999.

     General and administrative expenses increased 14% to $7.2 million for the six months ended June 30, 2000, from $6.4 million for the six months ended June 30, 1999. The increase as compared to the first six months of 1999 was primarily due to higher professional fees, franchise taxes and bad debt expense. General and administrative expenses increased to 20% of total revenues for the six months ended June 30, 2000, from 16% for the six months ended June 30, 1999, both due to the higher expenses and lower revenues.


                            RESEARCH AND DEVELOPMENT

Three months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                    $5,486                            16%               $4,731
=====================================================================================================================
As a percentage
of revenues                                   30%                                                 24%

Six months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                   $11,622                            23%               $9,447
=====================================================================================================================
As a percentage
of revenues                                   33%                                                 23%


     Research and development expenses focus on software product development and consist primarily of personnel costs, related facility costs, equipment costs, depreciation and amortization expenses and outside consulting fees.

     Research and development expenses increased 16% to $5.5 million for the three months ended June 30, 2000, from $4.7 million for the three months ended June 30, 1999. The increase was primarily due to personnel increases and related expenses that included further development enhancements to e-Vis. Research and development expenses increased to 30% of total revenues for the three months ended June 30, 2000, from 24% for the three months ended June 30, 1999, due to both the expense increases and lower revenues.

     Research and development expenses increased 23% to $11.6 million for the six months ended June 30, 2000, from $9.4 million for the six months ended June 30, 1999. The increase was primarily due to personnel increases and related expenses that included further development enhancements to e-Vis. Research and development expenses increased to 33% of total revenues for the six months ended June 30, 2000, from 23% for the six months ended June 30, 1999, due to both the expense increases and lower revenues.

     We expect to at least maintain the previous levels of investments we have made in research and development.


             GOODWILL AND DEVELOPED TECHNOLOGY AMORTIZATION EXPENSE

Three months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                      $789                            21%                 $650
=====================================================================================================================
As a percentage
of revenues                                   4%                                                   3%

Six months ended June 30,
(in thousands)                               2000                         Change                 1999
---------------------------------------------------------------------------------------------------------------------
Expense                                    $1,578                            21%              $ 1,301
=====================================================================================================================
As a percentage
of revenues                                    4%                                                  3%


     Goodwill and developed technology amortization expense relates to acquisitions we made in 1999, 1998 and 1997. The increase for the three and six months ended June 30, 2000, compared to the three and six months ended June 30, 1999, is due to amortization of goodwill created upon the acquisition of Kx Verksamhetsutveckling AB in July 1999.

                   RESTRUCTURING AND ASSET-IMPAIRMENT CHARGES

     We recorded a restructuring charge of $2.7 million and an asset-impairment charge of $1.3 million in the first quarter of 2000, related to actions associated with redefining our infrastructure. These charges included severance and other people costs, fixed asset write-downs, office closings and other related expenses.

     The severance and other people costs were primarily attributed to personnel in the general and administrative support areas involuntarily terminated on March 24, 2000. Office closings were related to either offices that are no longer being used by us, or offices that will be subleased to entities not affiliated with us. The asset write-downs related to fixed assets attributed to these offices. We have paid $1.2 million as of June 30, 2000 for severance and other people costs, office closings and sublease costs. Except for long-term lease payments, we expect most cash payments to be made by December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied cash requirements through borrowings, operations, capital and operating lease financing and aggregate net proceeds from public offerings of common stock.

     As of June 30, 2000, we had $19.1 million in cash and cash equivalents. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

     For the six months ended June 30, 2000, net cash used in operating activities was $14.7 million. We experienced lower revenues and total cash collections during the six-month period compared to the same period last year. We incurred cash outflows associated with restructuring charges of $1.2 million as mentioned in Note 4 in Notes to Condensed Consolidated Financial Statements. Cash outflows associated with discontinued operations were $1.5 million. Net cash provided by operating activities was $2.3 million for the six months ended June 30, 1999.

     For the six months ended June 30, 2000, net cash provided by investing activities was $27.0 million. In March 2000, our sale of DELTA generated cash proceeds, net of transaction costs and cash sold, of $28.0 million, which is being used in current operations. We invested $0.8 million in property and equipment, which was primarily due to the purchase of computers and other equipment. For the six months ended June 30, 1999, we used cash of $2.0 million in investing activities. We invested $6.5 million in the expansion of our facilities and our purchases of computers, furniture and equipment. This was offset by net maturities in our short-term investments of $5.4 million.

     For the six months ended June 30, 2000, net cash used in financing activities was $4.3 million, primarily due to paying off two lines of credit totaling $4.5 million in April and May of 2000, partially offset by proceeds from stock option exercises. Net cash provided by financing activities was $2.0 million for the six months ended June 30, 1999. The main financing sources were net increases in short-term borrowing and proceeds from stock option exercises.

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

     Shortfalls from anticipated revenue or revenue recognition delays could result in significant variations in our operating results from quarter to quarter. Our expenses are relatively fixed in the near term, or they may increase as our research and development efforts increase in anticipation of new market opportunities or in response to competitive pressure. We do not anticipate this pattern for expenses changing.

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

     We anticipate our e-Vis sales will consist of a combination of both subscription and enterprise software license revenue. We will recognize revenue from the subscription sales ratably over the life of the subscription. The revenue flow from our enterprise sales is likely to be uneven within a fiscal quarter with sales typically occurring in the third month of a quarter and often in the last week or days of a quarter. The degree to which e-Vis sales will have any effect on our revenue flow depends on how quickly we grow this area of our business.

     For a more complete discussion of other risk factors affecting the Company, see the Company's 1999 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

     Our revenues originating outside the U.S. for the first six months of 2000 and 1999 were 24% and 31% of total revenues. The decrease can be attributed to the sale of DELTA, a German based subsidiary in the first quarter of 2000.
International sales are made mostly from our foreign subsidiaries in local currency. Certain international sales are denominated in U.S. dollars. Our subsidiaries incur most of their expenses in local currency.

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency volatility. Our future results could be adversely impacted by changes in these or other factors.

Interest Rates

     Our long-term debt at June 30, 2000 had variable rates of interest ranging from 0% to 9%.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on June 29, 2000, the stockholders of the Company (1) elected Jamie A. Wade as director of the Company to hold office until the 2003 annual meeting of stockholders (subject to the election and qualification of his successor or his earlier death, resignation or removal); and (2) ratified the appointment of KPMG LLP as auditors.

         The votes were as follows:

                                                                       Withheld/
                                      Votes for       Votes against     Abstain
                                      ---------       -------------    ---------

(1) Election of director:
    Jamie A. Wade                      9,448,494                  -      317,214

(2) Ratification of the appointment
    of KPMG LLP as auditors            9,638,733             43,812       83,163

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         See index to exhibits.

     (b) Reports on Form 8-K

         Current report on Form 8-K filed April 7, 2000, relating to the sale of EAI-DELTA GmbH by EAI Holding GmbH, the Company's wholly owned subsidiary, to Dassault Systemes S.A., for a negotiated purchase price of $31.0 million in cash.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 9, 2000                 ENGINEERING ANIMATION, INC.
     ------------------                 (Registrant)

                                        By:  /s/  Michael K. O'Gara
                                             ------------------------
                                                  Michael K. O'Gara
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit      Description
-------      ------------

  27.1       Financial Data Schedule